Form 10-Q
period 1996-04-30
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1996-05-28
CIK 91649

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

MARK ONE [ ]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-8345
                            ------------------------

                      4FRONT SOFTWARE INTERNATIONAL, INC.
              (Exact name of registrant specified in its charter)

                COLORADO                                  84-0675510
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)
  5650 GREENWOOD PLAZA BLVD., SUITE 107                      80111
           ENGLEWOOD, COLORADO                            (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 721-7341
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES [X]    NO [ ]

    The number of shares outstanding of each of the Registrant's classes of Common Stock at May 22, 1996 was 3,058,747 shares of Common Stock, no par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                    THREE MONTH PERIOD ENDED APRIL 30, 1996

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets as of January 31, 1996 and April 30, 1996 (unaudited)...........            3
  Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 1995 and 1996
   (unaudited)..........................................................................................            4
  Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended April
   30, 1996 (unaudited).................................................................................            5
  Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1995 and 1996
   (unaudited)..........................................................................................            6
  Notes to the Condensed Consolidated Financial Statements..............................................            7

SUPPLEMENTARY INFORMATION
  Management's Discussion and Analysis of Financial Condition and Results of Operations.................            9
  Other Information.....................................................................................           13
  Signatures............................................................................................           14

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                    JANUARY 31,
                                                                                       1996
                                                                                  ---------------  APRIL 30, 1996
                                                                                                   --------------
                                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash..........................................................................   $   1,391,644   $      561,410
  Accounts receivable, net of allowance for doubtful accounts of $79,000 and
   $90,000 respectively.........................................................       7,533,188        7,921,124
  Deposits......................................................................          37,250           34,164
  Inventories...................................................................       3,339,998        3,838,941
  Prepaid expenses..............................................................         396,623          315,103
  Deferred offering costs.......................................................         338,595          571,119
  Income taxes receivable.......................................................         160,166          159,064
  Other current assets..........................................................         266,582          287,006
                                                                                  ---------------  --------------
    Total current assets........................................................      13,464,046       13,687,931
PROPERTY AND EQUIPMENT, net.....................................................         905,976          917,333
INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE...................................         248,048          239,125
RECEIVABLE, RELATED PARTY.......................................................         644,356          644,356
INTANGIBLE ASSETS, net..........................................................       2,074,400        2,012,530
OTHER ASSETS....................................................................         606,594          576,380
                                                                                  ---------------  --------------
TOTAL ASSETS....................................................................   $  17,943,420   $   18,077,655
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................   $   6,644,065   $    7,026,679
  Accrued liabilities...........................................................       1,559,673        1,406,804
  Stockholder advances..........................................................         391,842          391,842
  Lines of credit -- bank.......................................................       1,482,763        2,017,991
  Notes payable (including amounts with related party of $980,000 and $980,000
   respectively)................................................................       1,695,403        1,301,234
  Capital lease obligations, current portion....................................          54,888           45,897
  Income taxes payable..........................................................         374,688          427,053
  Deferred revenue..............................................................       2,546,604        2,119,495
                                                                                  ---------------  --------------
    Total current liabilities...................................................      14,749,926       14,736,995
CAPITAL LEASE OBLIGATIONS, less current portion.................................          92,718           78,150
                                                                                  ---------------  --------------
TOTAL LIABILITIES...............................................................      14,842,644       14,815,145
                                                                                  ---------------  --------------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Common stock, no par value 30,000,000 shares authorized 3,005,108 and
   3,058,747 shares issued and outstanding, respectively........................       6,972,674        6,973,210
  Accumulated (deficit).........................................................      (3,878,599)      (3,680,416)
  Cumulative foreign currency translation adjustment............................           6,701          (30,284)
                                                                                  ---------------  --------------
    Total stockholders' equity..................................................       3,100,776        3,262,510
                                                                                  ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................   $  17,943,420   $   18,077,655
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

     See accompanying notes to condensed consolidated financial statements

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------
                                                                                       APRIL 30,
                                                                                         1995       APRIL 30, 1996
                                                                                     -------------  --------------
                                                                                              (UNAUDITED)
Revenues...........................................................................   $ 4,644,935   $   10,550,238
  Cost of revenues.................................................................     2,798,776        7,279,141
                                                                                     -------------  --------------
Gross Profit.......................................................................     1,846,159        3,271,097
                                                                                     -------------  --------------
Operating Expenses
  Selling, general and administrative expenses.....................................     1,502,211        2,712,078
  Depreciation.....................................................................        65,551           80,959
  Amortization.....................................................................        13,628           61,870
                                                                                     -------------  --------------
    Total operating expenses.......................................................     1,584,390        2,854,907
                                                                                     -------------  --------------
Income Before Interest Expense, Income Taxes, and Share of Results in Equity
 Investee..........................................................................       261,769          416,190
Interest Income (Expense)
  Interest income..................................................................       --                 3,841
  Interest expense.................................................................      (109,386)        (103,614)
                                                                                     -------------  --------------
    Total interest expense.........................................................      (109,386)         (99,773)
                                                                                     -------------  --------------
Income Before Income Taxes and Share of Results in Equity Investee.................       152,383          316,417
Share of Operating (Loss) of Equity Investee.......................................       --               (52,173)
                                                                                     -------------  --------------
Income Before Income Taxes.........................................................       152,383          264,244
Income Taxes.......................................................................        38,096           66,061
                                                                                     -------------  --------------
Net Income.........................................................................   $   114,287   $      198,183
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Net Income Per Common Share........................................................   $      0.05   $         0.07
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Weighted average number of common shares outstanding...............................     2,534,580        3,011,068
                                                                                     -------------  --------------
                                                                                     -------------  --------------

     See Accompanying Notes to Condensed Consolidated Financial Statements

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      CUMULATIVE
                                                                                       FOREIGN
                                                COMMON STOCK                           CURRENCY
                                         --------------------------   ACCUMULATED    TRANSLATION
                                           SHARES        AMOUNT        (DEFICIT)      ADJUSTMENT       TOTAL
                                         -----------  -------------  --------------  ------------  -------------
Balance, January 31, 1996..............    3,005,108  $   6,972,674  $   (3,878,599)  $    6,701   $   3,100,776
Exercise of stock options..............       53,639            536        --             --                 536
Net income for period (unaudited)......      --            --               198,183       --             198,183
Foreign currency translation
 adjustment............................      --            --              --            (36,985)        (36,985)
                                         -----------  -------------  --------------  ------------  -------------
Balance, April 30, 1996 (unaudited)....    3,058,747  $   6,973,210  $   (3,680,416)  $  (30,284)  $   3,262,510
                                         -----------  -------------  --------------  ------------  -------------
                                         -----------  -------------  --------------  ------------  -------------

     See Accompanying Notes to Condensed Consolidated Financial Statements

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                      ----------------------------
                                                                                        APRIL 30,      APRIL 30,
                                                                                          1995           1996
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income..........................................................................   $   114,287    $   198,183
Adjustments to reconcile net income to net cash provided (used) by operating activities
  Depreciation......................................................................        68,551         80,959
  Amortization......................................................................        13,628         61,870
  Share of operating (loss) of equity investee......................................       --              52,173
  Loss (gain) loss on disposal of fixed assets......................................         6,448        (19,448)
  Decrease (increase) in accounts receivable........................................       209,713       (387,936)
  Decrease in deposits..............................................................         1,338          3,086
  (Increase) in inventories.........................................................      (380,170)      (498,943)
  (Increase) decrease in prepaid expenses...........................................       (63,512)        81,520
  Increase in income taxes..........................................................        33,206         53,467
  (Increase) in other current assets................................................      (153,594)       (20,424)
  Decrease in account receivable related party......................................         3,199        --
  Increase in accounts payable......................................................       210,129        382,614
  Increase (decrease) in accrued liabilities........................................       148,705       (152,869)
  Increase (decrease) in deferred revenue...........................................       131,076       (427,109)
                                                                                      -------------  -------------
  Net cash provided (used) by operating activities..................................       343,004       (592,857)
                                                                                      -------------  -------------
CASH FLOWS (TO) INVESTING ACTIVITIES:
  Purchase of equipment.............................................................       (35,736)      (101,762)
  Proceeds from disposal of equipment...............................................        12,245         28,894
  Acquisition of subsidiaries.......................................................       (76,735)       --
  Investment in and advances to equity investee.....................................      (109,217)       (43,250)
  Software development costs........................................................       (97,730)       --
  Decrease in other assets..........................................................           416         30,214
                                                                                      -------------  -------------
  Net Cash (Used) by Investing Activities...........................................      (306,757)       (85,904)
                                                                                      -------------  -------------
CASH FLOWS (TO) FINANCING ACTIVITIES:
  (Decrease) increase in lines of credit -- bank....................................      (362,684)       535,228
  Repayment of notes payable........................................................      (417,024)      (394,169)
  Repayment of stockholders' advances...............................................        (2,300)       --
  (Increase) in deferred offering costs.............................................      (168,158)      (232,524)
  Payments of capital lease obligations.............................................       (28,578)       (23,559)
  Net proceeds from exercise of share options.......................................       --                 536
  Net proceeds from issuance of common stock........................................       154,760        --
                                                                                      -------------  -------------
  Net Cash (Used) by Financing Activities...........................................      (823,984)      (114,488)
                                                                                      -------------  -------------
Effect of exchange rate changes on cash.............................................       (13,637)       (36,985)
                                                                                      -------------  -------------
Net (Decrease) In Cash..............................................................      (801,374)      (830,234)
Cash at beginning of period.........................................................     1,242,249      1,391,644
                                                                                      -------------  -------------
Cash at end of period...............................................................       440,875        561,410
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Cash paid for interest expense......................................................   $    90,123    $   103,614
                                                                                      -------------  -------------
                                                                                      -------------  -------------

     See Accompanying Notes to Condensed Consolidated Financial Statements

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS
    4Front Software International, Inc. and subsidiaries (the "Company" or "4Front") is a UK based specialized computer services company. The Company provides key elements of distributed computing, including systems development and integration, storage and client-server solutions and products, as well as hardware and software support and help desk services.

NOTE 2 -- BASIS OF PRESENTATION
    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, the changes in stockholders' equity and cash flows of 4Front Software International Inc. for the interim periods presented.

    The results of the three months ended April 30, 1996 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K and its Annual Report to Shareholders for the year ended January 31, 1996.

    The Company acquired its subsidiary Compass Computer Group on April 6, 1995. Accordingly the results for the three months ended April 30, 1995 are not directly comparable with the results for the three months ended April 30, 1996.

NOTE 3 -- ADOPTION OF NEW STANDARDS
    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, accounting for Stock-Based
Compensation. The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the new Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. Companies electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined if the Statement were applied. The Statement is effective in 1996 and the Company has adopted its provisions as of February 1, 1996. The Company has adopted the alternative accounting treatment allowed by the Standard and measures compensation cost in accordance with the provisions in Opinion No. 25. The adoption of the Statement has no effect on the Company's results of Operations, financial position or cash flow.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Statement establishes accounting standards for the determination of impairment of long-lived assets, certain identifiable intangibles and goodwill. The Statement requires the long-lived assets and certain intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets. If impaired, an impairment loss shall be recognized for the amount which the carrying amount exceeds the fair value of the assets. The Statement is effective in 1996 and the Company has adopted its provisions as of February 1, 1996. The adoption of the Statement has no material impact on the results of operations, financial position or cash flows of the Company.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- INVENTORIES
    Inventories consist of the following:

                                                                 JANUARY 31,
                                                                    1996
                                                               ---------------    APRIL 30,
                                                                                    1996
                                                                                -------------
                                                                                 (UNAUDITED)
Computer hardware............................................   $   2,823,753    $ 3,341,306
Computer software............................................         374,341        403,097
Work in progress.............................................         141,904         94,538
                                                               ---------------  -------------
                                                                $   3,339,998    $ 3,838,941
                                                               ---------------  -------------
                                                               ---------------  -------------

NOTE 5 -- PROPERTY AND EQUIPMENT
    Property and equipment consist of the following:

                                                                 JANUARY 31,
                                                                    1996
                                                               ---------------    APRIL 30,
                                                                                    1996
                                                                                -------------
                                                                                 (UNAUDITED)
Vehicles.....................................................   $     337,282    $   224,901
Furniture, fixtures and equipment............................         349,309        305,911
Computer equipment...........................................       1,416,779      1,310,456
                                                               ---------------  -------------
                                                                    2,103,370      1,841,268
Less accumulated depreciation................................      (1,197,394)      (923,935)
                                                               ---------------  -------------
                                                                $     905,976    $   917,333
                                                               ---------------  -------------
                                                               ---------------  -------------

NOTE 6 -- OTHER ASSETS
    Other assets consist of the following:

                                                                 JANUARY 31,
                                                                    1996
                                                               ---------------    APRIL 30,
                                                                                    1996
                                                                                -------------
                                                                                 (UNAUDITED)
Investment in ActionTrac Inc., at cost.......................   $     500,000    $   500,000
Other........................................................         106,594         76,380
                                                               ---------------  -------------
                                                                $     606,594    $   576,380
                                                               ---------------  -------------
                                                               ---------------  -------------

NOTE 7 -- ACCRUED LIABILITIES
    Accrued liabilities are as follows:

                                                                 JANUARY 31,
                                                                    1996
                                                               ---------------    APRIL 30,
                                                                                    1996
                                                                                -------------
                                                                                 (UNAUDITED)
Value Added Tax (VAT) liability..............................   $   1,011,989    $ 1,029,929
Payroll taxes................................................         523,811        350,927
Other........................................................          23,873         25,948
                                                               ---------------  -------------
                                                                $   1,559,673    $ 1,406,804
                                                               ---------------  -------------
                                                               ---------------  -------------

NOTE 8 -- INCOME TAXES
    The Company files a separate U.S. federal income tax return for its domestic operations and a UK income tax return for its foreign operations. The United Kingdom subsidiaries compute taxes at rates in effect in that country and become payable when assessed by the Inland Revenue. Deferred federal income taxes are not provided on the undistributed earnings of its foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings in the United Kingdom.

    The Company has provided income tax for the three months ended April 30, 1996 of $66,061 on the profits of its operations, and for the three months to April 30, 1995 $38,096.

NOTE 9 -- SUBSEQUENT EVENTS
    On May 20, 1996 the Company's Board of Directors approved The 1996 Equity Incentive Plan which is subject to approval by the Company's stockholders. The plan provides for grants of stock options to certain nonexecutive directors, officers, employees, and independent consultants.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a UK based specialized computer services company which provides a wide range of high-end information technology solutions and services, principally to Financial Times UK Top 500 companies and government authorities. The Company provides key elements of distributed computing, including systems development and integration, storage and client-server solutions and products, as well as extensive hardware and software support services. In addition, in 1995 the Company began providing corporate Internet access, website development and related services, and commenced offering global help desk outsourcing for desktop software through a partnership named ActionTrac, International (the "ActionTrac Joint Venture"). The Company believes it has a competitive advantage as a single-source, multivendor, multiple service solution provider to a broad range of corporate computing needs.

    The Company's main operating subsidiaries were acquired in 1994 K2 Systems Plc ("K2"), Xanadu Systems LTD ("Xanadu"), and CI Support Limited ("CI"), and 1995 Compass Computer Group ("Compass"). The K2, Xanadu, CI and Compass acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions.

    K2 and Xanadu were acquired effective January 14, 1994. These acquisitions accelerated the development of the Company's systems integration activities and network computing activities, respectively. Effective November 1, 1994, the Company acquired all of the assets of CI. This acquisition allowed the Company to directly provide hardware maintenance services which had previously been contracted out by the Company to third parties. The CI acquisition also expanded the Company's support services.

    Effective April 6, 1995, the Company completed its most significant acquisition, Compass. Compass is a supplier of high-end information storage solutions. The acquisition of Compass has enabled the Company to become one of the leading suppliers within the UK of high capacity storage solutions and multi-processor servers to corporate and government users. The Compass acquisition also expanded the Company's systems integration and support business and provided the basis for the Company's corporate Internet services.

    The Company's gross margin has historically been, and is anticipated to be, affected by several factors, including the Company's mix of products and services and the stage in the life cycle of the Company's products. Prices of new products tend to be higher and, thus have a higher gross margin, than older products which tend to sell for lower prices. A variety of other factors may also lead to significant fluctuations in the Company's gross margin, such as the timing of new product or service offerings, seasonality of demand and general economic conditions. In general, the Company obtains the highest gross margin from hardware maintenance. The next most profitable categories measured by gross margin are systems integration, followed by network computing and information storage systems. However, the Company believes that the acquisition of Compass' lower margin information storage systems business, by substantially increasing its revenue base, as well as its range of product and service offerings, has enhanced the Company's long-term prospects.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1995

REVENUES

    Revenues for the three months ended April 30, 1996 were $10.6 million, an increase of $6.0 million, or approximately 130.4% compared to $4.6 million for the three months ended April 30, 1995. Approximately $5.0 million of this increase resulted from the Company's acquisition of Compass effective April 6, 1995. In the three months ended April 30, 1995 only $1.4 million of revenues resulting from the Compass acquisition were included in the Company's results. The remaining $1.0 million of this increase came from the expansion of the Company's existing business from $3.2 million for the three months ended April 30, 1995 to $4.2 million for the three months ended April 30, 1996, representing an increase of 31.2%.

GROSS PROFIT

    Gross profit for the three months ended April 30, 1996 was $3.3 million, an increase of $1.5 million, or 83.3% compared to $1.8 million for the three months ended April 30, 1995. Gross margin decreased from 39.7% for the three months ended April 30, 1995 to 31.1% for the three months ended April 30, 1996. This decrease in gross margin arose primarily as a result of the inclusion for the three months ended April 30, 1996 of Compass' information storage systems business, which historically has had significantly lower gross margins than the other areas of the Company's operations.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $2.7 million, an increase of $1.2 million, or 80.0% compared to $1.5 million for the three months ended April 30, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 25.7% from 32.3% in the three months ended April 30, 1995. Selling expenses increased from $1.0 million to $1.7 million primarily as a result of increased expenses relating to new product launches. The Company also increased marketing activity for its expanded maintenance business following the Compass acquisition and in established product lines. General and administrative expenses increased from $0.5 million to $1.0 million primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three months ended April 30, 1996 was $143,000, an increase of $61,000, or 74.4% compared to $82,000 for the three months ended April 30, 1995. This increase arose principally from the acquisition of Compass. Depreciation was $81,000, an increase of $12,000 or 17.4%, from $69,000 for the prior period. Amortization of goodwill from acquisitions was $62,000, an increase of $48,000, or 342.9%, from $14,000 for the prior period. An amortization period of ten years is utilized with respect to goodwill arising from acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

    Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the three months ended April 30, 1996 was $416,000, a increase of $154,000, or 58.5%, as compared to $262,000 for the three months ended April 30, 1995. As a percentage of revenues, IBITI decreased to 3.9% in the three months ended April 30, 1996 as compared to 5.6% for the three months ended April 30, 1995.

EQUITY INVESTEE LOSS

    Equity investee loss was $52,173 for the three months ended April 30, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the three months ended April 30, 1995 as the Joint Venture commenced operations in May 1995. In February 1996, the Company entered into a franchise agreement with respect to Australia and New Zealand pursuant to which it received $55,000 of which L13,750 was recognized in this period.

INTEREST

    Interest expense for the three months ended April 30, 1996 was $104,000 a decrease of $5,000 or 4.8% compared to $109,000 for the three months ended April 30, 1995. This decrease arose principally as a result of reduction in outstanding bank debt. see "-- Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of capital have been cash flow generated from operations, private placements of equity and notes payable (bridge loans), primarily from its controlling stockholders and related parties, and borrowings from banks. The Company does not believe that stockholder advances are currently necessary in order to fund ongoing operations.

    On May 21, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for a proposed offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at an anticipated price between $4.25 and $5.75 per share. The Registration Statement covers an additional 450,000 shares, which are subject to the underwriters' over-allotment option. It is anticipated that the proposed sale to the public will commence June, 1996, however there can be no assurances as to the ability of the Company to successfully consummate the Offering or, if completed, the price at which shares in the Offering are sold.

    As of April 30, 1996, the Company had a line of credit with a commercial lending institution in the amount of L450,000 ($680,000), of which $563,000 was outstanding as of April 30, 1996. Interest is charged at 1.5% above bank base rate on amounts less than L100,000 and at 3.0% above bank base rate on amounts greater than L100,000. In October 1994, a pre-existing line of credit in the amount of L180,000 ($272,000) was converted into a two year term loan, requiring repayment of principal at L8,075 ($12,800) per month, of which (giving effect to applicable exchange rates then in effect) $70,000 in principal was outstanding as of April 30, 1996. The outstanding credit facilities are secured by the assets of the Company and, in the case of the term loan only, by a stockholder guarantee, and are periodically reviewed by the issuing institutions. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurances may be given. Additional borrowings by the Company are reflected in the form of outstanding notes payable with an aggregate balance of $392,000 as of April 30, 1996. A majority of the outstanding balance is secured by assets of the Company.

    Compass has a L997,000 ($1.50 million) line of credit (overdraft protection) with a UK bank of which (giving effect to applicable exchange rates then in effect) $1,385,000, was outstanding as of April 30, 1996. Advances are collateralized by all the assets of Compass. This facility bears interest at 2.5% above the banks' base rate. This line of credit is subject to periodic review.

    The Company has an arrangement with a UK factoring company pursuant to which it can receive advance payments on eligible accounts receivable. The Company pays the factoring company an administrative fee of 0.22% of the receivable balance and interest at 2.25% above bank's base rate. The Company retains the risk of collection under this arrangement.

    During the three months to April 30, 1996 cash generated by operations has been sufficient to satisfy the Company's internal working capital needs. Management believes that the Company will continue to generate cash in amounts sufficient to both conduct operations at their current level and to fund internal growth. However, additional funding from outside sources, such as the proceeds from the sale by the Company of the Common Stock in the Offering, will be required in order to fund additional expansion and growth by acquisition. Management believes that, with the completion of the Compass acquisition, the Company's outstanding commercial debt is relatively low, and anticipates that additional funding may become available through an expansion of its credit line although no assurance can be given that such additional funding will in fact be available.

    The $880,000 cash portion of the Compass acquisition was funded primarily from the proceeds of a $790,000 bridge loan which was completed in January, 1995 and a private placement completed in May, 1995 in which gross proceeds of approximately $630,000 were raised. This bridge loan, plus interest, was initially due on May 31, 1995. $145,000 of this bridge loan was repaid and $115,000 was converted into equity as offered in the private placement and the remaining $530,000 was exchanged for new bridge notes as part of a $1.0 million bridge loan which was completed by the Company in June, 1995 The proceeds of this June, 1995 bridge loan were used to fund acquisition costs and to provide additional working capital for the Company. This bridge loan, plus interest, was originally due on December 14, 1995. $50,000 of this amount was repaid, with the balance extended to the first to occur of June 14, 1996 or the completion of a successful offering of the Company's shares.

    Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of April 30, 1996 were $392,000. These outstanding advances do not bear interest, and are payable on demand.

    The Company's working capital deficit decreased from $1.3 million at January 31, 1996 to $1.05 million at April 30, 1996.

    Net cash used by operating activities during the three months ended April 30, 1996 was $593,000, which reflected the net effect of an increase in accounts payable, deferred revenues, accrued liabilities, inventories and accounts receivable, combined with depreciation and amortization. Net cash used by investing activities was $86,000, for the three months ended April 30, 1996, primarily reflecting cash used for the investment in the ActionTrac Joint Venture, and the purchase of equipment. Net cash used by financing activities was $114,000 for the three months ended April 30, 1996, resulting primarily from repayment of bank lines of credit and payments of outstanding obligations.

INFLATION

    Inflation has not had a material effect upon the Company's rsults of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision by the Company of its services and products will increase, and, to the extent such increased costs are not offset by increased revenues, the opertions of the Company may be adversely affected.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable

ITEM 2.  CHANGE IN SECURITIES

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    1. Form of 1996 Equity Incentive Plan (1)

       (b) Reports on Form 8-K

    Not Applicable
- ------------------------
(1) Incorporated by reference to Form S-1 Registration Statement No. 333-03594

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

May 24, 1996                              4FRONT SOFTWARE INTERNATIONAL, INC.

                                          By: ________/s/ Philip Mendonca_______
                                                       Philip Mendonca
                                                   CHIEF FINANCIAL OFFICER