Form 10-Q
period 1996-07-31
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1996-09-12
CIK 91649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


MARK ONE [1]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ...............

                          Commission File Number 0-8345

                                   ----------

                       4FRONT SOFTWARE INTERNATIONAL, INC.
               (Exact name of registrant specified in its charter)


                    COLORADO                           84-0675510
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

      5650 Greenwood Plaza Blvd., Suite 107
               Englewood, Colorado                        80111
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (303) 721-7341

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

================================================================================

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 Six and Three Month Periods Ended July 31, 1996

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------

CONSOLIDATED FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of January 31, 1996
  and July 31, 1996 (unaudited)                                              1

  Condensed Consolidated Statements of Operations for the six and
  three month periods ended July 31, 1995 and 1996
  (unaudited)                                                                3

  Condensed Consolidated Statements of Changes in Stockholders'
  Equity for the six months ended July 31, 1996 (unaudited)                  4

  Condensed Consolidated Statements of Cash Flows for the six and
  three month periods ended July 31, 1995 and 1996 (unaudited)               5

  Notes to the Condensed Consolidated Financial Statements                   6

SUPPLEMENTARY INFORMATION

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       10

  Other Information                                                         15

  Signatures                                                                16

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     January 31,       July 31,
                                                         1996            1996
                                                     -----------     -----------
                                                                     (unaudited)

CURRENT ASSETS:
    Cash                                             $ 1,391,644     $11,198,970
    Accounts receivable, net of allowance
      for doubtful accounts of $79,000 and
      $151,000 respectively                            7,533,188       8,044,793
    Deposits                                              37,250          29,970
    Inventories                                        3,339,998       4,098,100
    Prepaid expenses                                     396,623         429,673
    Deferred offering costs                              338,595            --
    Income taxes receivable                              160,166         165,053
    Other current assets                                 266,582         274,802
                                                     -----------     -----------

             Total current assets                     13,464,046      24,241,361

PROPERTY AND EQUIPMENT,  net                             905,976       1,065,111

INVESTMENT IN AND ADVANCES
TO EQUITY INVESTEE                                       248,048         339,421

RECEIVABLE, RELATED PARTY                                644,356         644,356

INTANGIBLE ASSETS, net                                 2,074,400       1,950,660

OTHER ASSETS                                             606,594         616,528
                                                     -----------     -----------

TOTAL ASSETS                                         $17,943,420     $28,857,437
                                                     ===========     ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    January 31,      July 31,
                                                       1996            1996
                                                   ------------    ------------
                                                                    (unaudited)

CURRENT LIABILITIES:
   Accounts payable                                $  6,644,065    $  4,697,120
   Accrued liabilities                                1,559,673       1,058,506
   Stockholder advances                                 391,842         391,842
   Lines of credit-bank                               1,482,763            --
   Notes payable (including amounts with related
   party of $980,000 and $0 respectively)             1,695,403            --
   Capital lease obligations, current portion            54,888          77,013
   Income taxes payable                                 374,688         271,203
   Deferred revenue                                   2,546,604       2,393,320
                                                   ------------    ------------

            Total current liabilities                14,749,926       8,889,004

CAPITAL LEASE OBLIGATIONS, less current
                                portion                  92,718         101,091
                                                   ------------    ------------

TOTAL LIABILITIES                                    14,842,644       8,990,095
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Common stock, no par value 30,000,000
     shares authorized 3,005,108 and 6,508,747
     shares issued and outstanding, respectively      6,972,674      23,164,689
   Accumulated (deficit)                             (3,878,599)     (3,367,177)
   Cumulative foreign currency translation
     adjustment                                           6,701          69,830
                                                   ------------    ------------

            Total stockholders' equity                3,100,776      19,867,342
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $ 17,943,420    $ 28,857,437
                                                   ============    ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended      For the Six Months Ended

                                                   July 31, 1995   July 31, 1996   July 31, 1995   July 31, 1996
                                                   -------------   -------------   -------------   -------------
                                                    (unaudited)      (unaudited)     (unaudited)    (unaudited)

REVENUES                                            $  8,594,002    $ 10,060,425    $ 13,288,104    $ 20,610,663

Cost of revenues                                       5,433,016       6,655,556       8,241,828      13,934,697
                                                    ------------    ------------    ------------    ------------
GROSS PROFIT                                           3,160,986       3,404,869       5,046,276       6,675,966
                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES

     Selling, general and administrative expenses      2,593,407       2,832,116       4,133,794       5,544,194
     Depreciation                                         96,346          73,437         150,542         154,396
     Amortization                                         50,922          61,870          78,905         123,740
                                                    ------------    ------------    ------------    ------------

     Total operating expenses                          2,740,675       2,967,423       4,363,241       5,822,330
                                                    ------------    ------------    ------------    ------------

INCOME BEFORE INTEREST EXPENSE,
INCOME TAXES, AND SHARE OF
RESULTS IN EQUITY INVESTEE:                              420,311         437,446         683,035         853,636

INTEREST INCOME (EXPENSE)

     Interest income                                        --            77,747            --            81,588
     Interest expense                                    (76,058)        (25,322)       (186,398)       (128,936)
                                                    ------------    ------------    ------------    ------------

     Total interest income (expense)                     (76,058)         52,425        (186,398)        (47,348)
                                                    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND
SHARE OF RESULTS IN EQUITY
INVESTEE:                                                344,253         489,871         496,637         806,288

SHARE OF OPERATING (LOSS) OF
EQUITY INVESTEE                                          (72,947)        (72,219)        (72,947)       (124,392)
                                                    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                               271,306         417,652         423,690         681,896

INCOME TAXES                                              81,392         104,413         119,489         170,474
                                                    ------------    ------------    ------------    ------------

NET INCOME                                          $    189,914    $    313,239    $    304,201    $    511,422
                                                    ------------    ------------    ------------    ------------

NET INCOME  PER COMMON SHARE
(NOTE 4)                                            $       0.07    $       0.06    $       0.12    $       0.12



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                           Foreign
                                    Common Stock                           Currency
                            ---------------------------    Accumulated    Translation
                                Shares         Amount       (Deficit)      Adjustment         Total
                            ------------   ------------   ------------    ------------    ------------
Balance, January 31, 1996      3,005,108   $  6,972,674   $ (3,878,599)   $      6,701    $  3,100,776

Exercise of stock options         53,639            536           --              --               536
Net income for
 period (unaudited)                 --             --          198,183            --           198,183
Foreign currency
 translation adjustment             --             --             --           (36,985)        (36,985)
                            ------------   ------------   ------------    ------------    ------------

Balance, April 30, 1996
(unaudited)                    3,058,747      6,973,210     (3,680,416)        (30,284)      3,262,510
                            ------------   ------------   ------------    ------------    ------------

Net income for
 period (unaudited)                 --             --          313,239            --           313,239
Foreign currency
 translation adjustment             --             --             --           100,114         100,114
Stock issued in offering
 net of offering costs         3,450,000     16,191,479           --              --        16,191,479
                            ------------   ------------   ------------    ------------    ------------

Balance, July 31, 1996
(unaudited)                    6,508,747   $ 23,164,689   $ (3,367,177)   $     69,830    $ 19,867,342
                            ============   ============   ============    ============    ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Three Months Ended       For the Six Months Ended
                                                       July 31, 1995   July 31, 1996   July 31, 1995   July 31, 1996
                                                       -------------   -------------   -------------   -------------
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM (TO)OPERATING
ACTIVITIES:
Net income                                             $    189,914    $    313,239    $    304,201    $    511,422
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
    Depreciation                                             96,346          73,437         150,542         154,396
    Amortization                                             50,922          61,870          78,905         123,740
    Share of operating (loss) of equity investee             72,947          72,219          72,947         124,392
    Loss (gain) loss on disposal of fixed assets               --           (17,234)          6,448         (36,682)
    Decrease (increase) in accounts receivable              416,508        (123,669)        626,221        (511,605)
    Decrease in deposits                                     18,710           4,194          20,048           7,280
    (Increase) in inventories                              (584,922)       (259,159)       (965,092)       (758,102)
    (Increase) in prepaid expenses                         (100,921)       (114,570)       (164,433)        (33,050)
    Increase (decrease) in income taxes                      84,161        (161,839)        117,367        (108,372)
    Decrease (increase) in other current assets              33,570          12,204        (120,024)         (8,220)
    (Increase) in account receivable related party           (6,396)           --            (5,197)           --
    Increase (decrease) in accounts payable and
    accrued liabilities                                     616,329      (2,677,858)        977,163      (2,448,113)
    Increase (decrease) in deferred revenue                 607,335         273,825         738,411        (153,284)
                                                       ------------    ------------    ------------    ------------
    Net cash provided (used) by operating activities      1,494,503      (2,543,341)      1,837,507      (3,136,198)
                                                       ------------    ------------    ------------    ------------

CASH FLOWS (TO) INVESTING ACTIVITIES:
    Purchase of equipment                                   (29,667)       (193,553)        (65,403)       (295,315)
    Proceeds from disposal of equipment                       8,400          82,920          20,645         111,814
    Acquisition of subsidiaries                          (1,152,574)           --        (1,229,309)           --
    Investment in and advances to equity investee           (38,165)       (172,514)       (147,382)       (215,764)
    Software  development costs                            (114,111)           --          (211,841)           --
    (Increase) decrease in other assets                     (99,804)        (40,148)        (99,388)         (9,934)
                                                       ------------    ------------    ------------    ------------
    Net Cash (Used) by Investing Activities              (1,425,921)       (323,295)     (1,732,678)       (409,199)
                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    (Decrease) in lines of credit-bank                     (312,130)     (2,017,991)       (674,814)     (1,482,763)
    Repayment of notes payable                             (464,095)     (1,301,234)       (881,119)     (1,695,403)
    Issuance of notes payable                               611,496            --           611,496            --
    Repayment of stockholders'advances                     (230,456)           --          (227,756)           --
    Decrease in deferred offering costs                     187,554         571,119          19,396         338,595
    Payments of capital lease obligations                   (58,603)        (39,291)        (87,181)        (62,850)
    Decrease in amounts due to related party                 (2,000)           --            (7,000)           --
    Net proceeds from exercise of share options                --              --              --               536
    Net proceeds from issuance of common stock              242,171      16,191,479         396,931      16,191,479
                                                       ------------    ------------    ------------    ------------
    Net Cash provided (used) by Financing Activities        (26,063)     13,404,082        (850,047)     13,289,594
                                                       ------------    ------------    ------------    ------------

Effect of exchange rate changes on cash                      45,645         100,114          32,008          63,129
                                                       ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                              88,164      10,637,560        (713,210)      9,807,326
Cash at beginning of period                                 440,875         561,410       1,242,249       1,391,644
                                                       ------------    ------------    ------------    ------------
Cash at end of period                                  $    529,039    $ 11,198,970    $    529,039    $ 11,198,970
                                                       ============    ============    ============    ============
Cash paid for interest expense                         $     73,683    $     25,322    $    163,806    $    128,936
                                                       ============    ============    ============    ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

4Front Software International, Inc. and subsidiaries (the "Company" or "4Front") is a UK based specialized computer services company. The Company provides key elements of distributed computing, including systems development and integration, storage and client-server solutions and products, as well as hardware and software support and help desk services.

NOTE 2 - BASIS OF PRESENTATION

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

The results of the six months ended July 31, 1996 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K and its Annual Report to Shareholders for the year ended January 31, 1996.

NOTE 3 - ADOPTION OF NEW STANDARDS

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

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

The computation of earnings per share is calculated based on the Treasury Stock Method.

For the three and six month periods ended July 31, 1995 the effect of Stock Options and Warrants was anti-dilutive. For the three and six month periods to July 31, 1996 the Treasury Stock Method of calculating earnings per share was utilized to reflect the dilutive effects of Stock Options and Warrants.

                                               For the Three Months Ended     For the Six Months Ended
                                             July 31, 1995   July 31, 1996  July 31, 1995  July 31, 1996
                                             -------------   -------------  -------------  -------------
Weighted average number of common
shares outstanding                              2,723,783      4,535,920      2,637,717      3,785,867

Net income per common share                    $     0.07     $     0.06     $     0.12     $     0.12


NOTE 5 - INVENTORIES

Inventories consist of the following:        January 31, 1996    July 31, 1996
                                             ----------------    -------------
                                                                  (unaudited)

         Computer hardware                     $2,823,753          $3,565,923
         Computer software                        374,341             434,765
         Work in progress                         141,904              97,412
                                               ----------          ----------

                                               $3,339,998          $4,098,100
                                               ==========          ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            January 31, 1996  July 31, 1996
                                            ----------------  -------------
                                                               (unaudited)

     Vehicles                                 $   337,282      $   290,197
     Furniture, fixtures and equipment            349,309          606,184
     Computer equipment                         1,416,779        1,342,206
                                              -----------      -----------

                                                2,103,370        2,238,587
     Less accumulated depreciation             (1,197,394)      (1,173,476)
                                              -----------      -----------

                                              $   905,976      $ 1,065,111
                                              ===========      ===========



NOTE 7 - OTHER ASSETS

Other assets consist of the following:

                                            January 31, 1996  July 31, 1996
                                            ----------------  -------------
                                                               (unaudited)

     Investment in ActionTrac Inc., at cost   $   500,000      $   500,000
     Other                                        106,594          116,528
                                              -----------      -----------

                                              $   606,594      $   616,528
                                              ===========      ===========

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                            January 31, 1996  July 31, 1996
                                            ----------------  -------------
                                                               (unaudited)

     Value Added Tax (VAT) liability          $ 1,011,989      $   730,340
     Payroll taxes                                523,811          302,218
     Other                                         23,873           25,948
                                              -----------      -----------

                                              $ 1,559,673      $ 1,058,506
                                              ===========      ===========

NOTE 9 - INCOME TAXES

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

The Company has provided income tax for the six months ended July 31, 1996 of $170,474 on the profits of its operations, and for the six months to July 31, 1995 of $104,413.

NOTE 10 - SUBSEQUENT EVENTS

On August 21, 1996 the Company acquired all of the issued and outstanding stock of Hammer Distribution Limited ("Hammer") based in the United Kingdom. The total purchase price was (pound)1.85 million cash ($2.9 million).

On September 5, 1996 the Company filed Form 8-K, current report pursuant to
Section 13 or 15(d) of the Securities Exchange Account of 1934, in relation to this acquisition.

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

     The Company's main operating subsidiaries were acquired in 1994 K2 Systems Plc ("K2"), Xanadu Systems LTD ("Xanadu"), and CI Support Limited ("CI"), and 1995 Compass Computer Group ("Compass"). The K2, Xanadu, CI and Compass acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. K2 and Xanadu were acquired effective January 14, 1994. These acquisitions accelerated the development of the Company's systems integration activities and network computing activities, respectively. Effective November 1, 1994, the Company acquired all of the assets of CI. This acquisition allowed the Company to directly provide hardware maintenance services which had previously been contracted out by the Company to third parties. The CI acquisition also expanded the Company's support services. In February 1996 CI had its name changed to 4Front Services Limited, ("4Front Services").

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

     Effective August 15, 1996 the Company acquired Hammer Distribution Limited. Hammer is a United Kingdom supplier of storage solutions and computer sub-systems. The Company believes that the acquisition of Hammer will allow the Company to expand on the market for storage solutions and sub-systems and to help the Company to secure a significant percentage of the United Kingdom market.

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

RESULTS OF OPERATIONS

Three months ended July 31, 1996 compared with the three months ended July 31, 1995

Revenues

     Revenues for the three months ended July 31, 1996 were $ 10.1 million, an increase of $1.5 million, or approximately 17.1% compared to $8.6 million for the three months ended July 31, 1995. This increase resulted from the expansion of the Company's business particularly in the areas of information storage, systems development and hardware support. The overall expansion was achieved notwithstanding the discontinuation of an important product in the network computing business which held back revenues in that area.

Gross Profit

     Gross profit for the three months ended July 31, 1996 was $3.4 million, an increase of $244,000, or 7.7% compared to $3.2 million for the three months ended July 31, 1995. Gross margin decreased from 36.8% for the three months ended July 31, 1995 to 33.8% for the three months ended July 31, 1996. This decrease in gross margin arose primarily from the expansion of the Company's information storage business.

Selling, General and Administrative

     Selling, general and administrative expenses were $2.8 million, an increase of $239,000, or 9.2% compared to $2.6 million for the three months ended July 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 28.2% from 30.2% in the three months ended July 31, 1995. Selling expenses increased from $1.6 million to $1.7 million primarily as a result of increased expenses relating to new product launches. The Company also increased marketing activity for its expanded maintenance business following the merger of Compass's maintenance business with 4Front Services and in established product lines. General and administrative expenses increased from $1.0 million to $1.1 million primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended July 31, 1996 was $135,000, a decrease of $12,000, or 8.1% compared to $147,000 for the three months ended July 31, 1995. Depreciation was $73,000, a decrease of $23,000 or 24%, from $96,000 for the prior period. Amortization of goodwill from acquisitions was $62,000, an increase of $11,000, or 21.5%, from $51,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

Income Before Interest Expense, Income Taxes and Share of Results in Equity Investee

     Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the three months ended July 31, 1996 was $437,000, an increase of $17,000, or 4.1%, as compared to $420,000 for the three months ended July 31, 1995. As a percentage of revenues, IBITI decreased to 4.35% in the three months ended July 31, 1996 as compared to 4.89% for the three months ended July 31, 1995.

Net Income

     Net income for the three months ended July 31, 1996 was $313,000 an increase of $124,000 or 65% as compared to $190,000 for the three months ended July 31, 1995. As a percentage of revenue net income increased to 3.11% in the three months ended July 31, 1996 as compared to 2.19% for the three months ended July 31, 1995.

Equity Investee Loss

     Equity investee loss was $72,000 for the three months ended July 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture as compared to a loss during the three months ended July 31, 1995 of $73,000.

Interest

     Interest expense for the three months ended July 31, 1996 was $25,000 a decrease of $51,000 or 66.7% compared to $76,000 for the three months ended July 31, 1995. This decrease arose principally as a result of reduction in outstanding bank debt. See "-Liquidity and Capital Resources".

Six months ended July 31, 1996 compared with the six months ended July 31, 1995.

Revenues

     Revenues for the six months ended July 31, 1996 were $20.6 million, an increase of $7.3 million, or approximately 55.1% compared to $13.3 million for the six months ended July 31, 1995. This increase resulted from the expansion of the Company's business particularly in the areas of information storage, systems development and hardware support. The six months period ended July 31, 1995 also included only approximately 4 months contribution from the Compass storage business which was acquired effective April 6, 1995. Compass business is included for all six months to July 31, 1996.

Gross Profit

     Gross profit for the six months ended July 31, 1996 was $6.7 million, an increase of $1.7 million, or 32.3% compared to $5.0 million for the six months ended July 31, 1995. Gross margin decreased from 37.9% for the six months ended July 31, 1995 to 32.4% for the six months ended July 31, 1996. This decrease in gross margin arose primarily from the expansion of the Company's storage business.

Selling, General and Administrative

     Selling, general and administrative expenses were $5.5 million, an increase of $1.4 million, or 34.1% compared to $4.1 million for the six months ended July 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 26.9% from 31.1% in the six months ended July 31, 1995. Selling expenses increased from $2.6 million to $3.4 million primarily as a result of increased expenses relating to new product launches. The Company also increased marketing activity for its expanded maintenance business and its established product lines. General and administrative expenses increased from $1.5 million to $2.1 million primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

Depreciation and Amortization

     Depreciation and amortization expense for the six months ended July 31, 1996 was $278,000, an increase of $49,000, or 21.2% compared to $229,000 for the six months ended July 31, 1995. This increase arose principally from the amortization of goodwill from acquisitions. Depreciation was $154,000, an increase of $3,000 or 2.6%, from $151,000 for the prior period. Amortization of goodwill from acquisitions was $124,000, an increase of $45,000, or 56.8%, from $79,000 for the prior period. An amortization period of ten years is utilized with respect to goodwill arising from acquisitions.

Income (Loss) Before Interest Expense, Income Taxes and Share of Results in Equity Investee

     Income (loss) before interest expense, income taxes and share of results in equity investee ("IBITI") for the six months ended July 31, 1996 was $854,000, an increase of $171,000, or 25.0%, as compared to $683,000 for the six months ended July 31, 1995. As a percentage of revenues, IBITI decreased to 4.14% in the six months ended July 31, 1996 as compared to 5.14% for the six months ended July 31, 1995.

Net Income

     Net income for the six months ended July 31, 1996 was $511,000 an increase of $207,000 or 68%, as compared to $304,000 for the six months ended July 31, 1996. As a percentage of revenues net income increased to 2.47% for the six months ended July 31, 1996 as compared to 2.28% for the six months ended July 31, 1995.

Equity Investee Loss

     Equity investee loss was $124,000 for the six months ended July 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture as compared to a loss during the six months ended July 31, 1995 of $73,000.

Interest

     Interest expense for the six months ended July 31, 1996 was $47,000 a decrease of $139,000 or 74.6% compared to $186,000 for the six months ended July 31, 1995. This decrease arose principally as a result of reduction in outstanding bank debt. See "-Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     Until June 1996, the Company's principal sources of capital have been cash flow generated from operations, private placements of equity and notes payable (bridge loans), primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996 the Company completed the sale of a further 450,000 shares, pursuant to the underwriters' over-allotment option. In consequence of this offering the Company raised net proceeds of $16.2 million.

     Following the offering, the Company has repaid all outstanding borrowings. The Company maintains unutilised credit facilities with commercial lending institutions.

     As of July 31, 1996, the Company had a line of credit with a commercial lending institution in the amount of (pound)650,000 ($1 million), with no balance outstanding as of July 31, 1996. In October 1994, a pre-existing line of credit in the amount of (pound)180,000 ($272,000) was converted into a two year term loan, requiring repayment of principal at (pound)8,075 ($12,800) per month. This term loan was repaid in full in the period to July 31, 1996. The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institutions. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurances may be given.

     During the six months to July 31, 1996 cash generated by operations has been sufficient to satisfy the Company's internal working capital needs. Management believes that the Company will continue to generate cash in amounts sufficient to both conduct operations at their current level and to fund internal growth. However, the proceeds of the Offering, after repayment of debt, are available to fund further additional expansion and growth by acquisition.

     The Company's Compass subsidiary has a (pound)997,000 ($1.55 million) line of credit (overdraft protection) with a UK bank of which no balance was outstanding as of July 31, 1996. Advances are collateralized by all the assets of Compass. This facility bears interest at 2.5% above the banks' base rate. This line of credit is subject to periodic review.

     The $880,000 cash portion of the Compass acquisition was funded primarily from the proceeds of a $790,000 bridge loan which was completed in January, 1995 and a private placement completed in May, 1995 in which gross proceeds of approximately $630,000 were raised. This bridge loan, plus interest, was initially due on May 31, 1995. $145,000 of this bridge loan was repaid and $115,000 was converted into equity as offered in the private placement and the remaining $530,000 was exchanged for new bridge notes as part of a $1.0 million bridge loan which was completed by the Company in June, 1995 The proceeds of this June, 1995 bridge loan were used to fund acquisition costs and to provide additional working capital for the Company. This bridge loan, plus interest, was originally due on December 14, 1995. $50,000 of this amount was repaid, the remaining balance was repaid in July, 1996 from proceeds of the offering.

     Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of July 31, 1996 were $392,000. These outstanding advances do not bear interest, and are payable on demand.

     The Company's working capital deficit decreased from $1.3 million at January 31, 1996 to a working capital surplus of $15.4 million at July 31, 1996.

     Net cash used by operating activities during the six months ended July 31, 1996 was $3.1 million, which reflected the net effect of a decrease in accounts payable, deferred revenues, accrued liabilities, and an increase in inventories and accounts receivable, combined with depreciation and amortization. Net cash used by investing activities was $409,000, for the six months ended July 31, 1996, primarily reflecting cash used for the investment in the ActionTrac Joint Venture, and the purchase of equipment. Net cash provided by financing activities was $13.3 million for the six months ended July 31, 1996, resulting primarily from repayment of bank lines of credit and payments of outstanding obligations and the net proceeds from the issuance of common stock.

     The Company monitors exchange rate fluctuations between the British pound (in which form approximately 90% of the Company's revenues are received) and U.S. dollars (which are used for approximately 30% - 40% of the Company's purchases) and will seek to minimize the risk of such fluctuations by entering into hedge transactions in which dollars are bought forward to match obligations as they come due.

     The Company believes that the proceeds from the sale by the Company of the Common Stock in the Offering, together with cash flow from operations and borrowing availability under its credit facilities, will satisfy the Company's anticipated working capital requirements through at least the next twelve months. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected.

Inflation

     Inflation has not had a material effect upon the Company's results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision by the Company of its services and products will increase, and, to the extent such increased costs are not offset by increased revenues, the operations of the Company may be adversely affected.

            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Not Applicable

Item 2.     Change In Securities

            Not Applicable

Item 3.     Defaults Upon Senior Securities

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5.     Other Information

            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            1.   Share Sale Agreement dated August 21, 1996

            (b) Reports on Form 8-K

            Report on Form 8-k filed 9/5/96 describing the acquisition of the Hammer subsidiary.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


September 11, 1996                               4FRONT SOFTWARE
                                                 INTERNATIONAL, INC.

                                                 By: /s/ Anil J. Doshi
                                                 -----------------------
                                                 Anil J. Doshi Chairman and CEO