Form 10-Q
period 1996-10-31
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1996-12-12
CIK 91649

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


MARK ONE [  ]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from..................... to .....................

                          Commission File Number 0-8345

                          -----------------------------

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

                         -------------------------------


        Securities registered pursuant to Section 12(b) of the Act:  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES     X        NO
                                         --------        ----------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES


               NINE AND THREE MONTH PERIODS ENDED OCTOBER 31, 1996



                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                                                                       Number
                                                                       ------

CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of January 31, 1996
     and October 31, 1996 (unaudited)                                     1

     Condensed Consolidated Statements of Operations for the
     nine and three month periods ended October 31, 1995 and 1996
     (unaudited)                                                          3
     Condensed Consolidated Statements of Changes in Stockholders'
     Equity for the nine months ended October 31, 1996 (unaudited)        4

     Condensed Consolidated Statements of Cash Flows for the
     nine and three month periods ended October 31, 1995 and 1996
     (unaudited)                                                          5
     Notes to the Condensed Consolidated Financial Statements             6

SUPPLEMENTARY INFORMATION

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  9

     Other Information                                                   14

     Signatures                                                          15

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                   JANUARY 31,      OCTOBER 31,
                                                       1996             1996
                                                   ------------    ------------
                                                                    (UNAUDITED)

CURRENT ASSETS:
     Cash                                         $  1,391,644     $  7,270,465
     Accounts receivable, net of allowance
       for doubtful accounts of $79,000 and
       $329,000 respectively                         7,533,188       16,757,599
      Deposits                                          37,250           31,565
     Inventories                                     3,339,998        8,969,788
     Prepaid expenses                                  396,623          943,329
     Deferred offering costs                           338,595          -
     Income taxes receivable                           160,166           26,470
     Other current assets                              266,582          219,555

                                                  ------------     ------------


           Total current assets                     13,464,046       34,218,771

PROPERTY AND EQUIPMENT,  net                           905,976        2,247,627

INVESTMENT IN AND ADVANCES
TO EQUITY INVESTEES                                    248,048          665,305

RECEIVABLE, RELATED PARTY                              644,356          644,356

INTANGIBLE ASSETS, net                               2,074,400        7,267,413

DEFERRED TAXATION                                      -                787,200

OTHER ASSETS                                           606,594          585,280
                                                  ------------     ------------

TOTAL ASSETS                                      $ 17,943,420     $ 46,415,952
                                                  ------------     ------------
                                                  ------------     ------------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   JANUARY 31,      OCTOBER 31,
                                                      1996             1996
                                                  ------------     ------------
                                                                    (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                $  6,644,065     $ 13,306,511
  Accrued liabilities                                1,559,673        2,262,680
  Stockholder advances                                 391,842          391,842
  Lines of credit-bank                               1,482,763        1,206,259
  Notes payable (including amounts with related
  party of $980,000 and $0 respectively)             1,695,403              -
  Capital lease obligations, current portion            54,888          646,049
  Income taxes payable                                 374,688          509,505
  Deferred revenue                                   2,546,604        7,075,295
                                                  ------------     ------------

       Total current liabilities                    14,749,926       25,398,141

CAPITAL LEASE OBLIGATIONS, less current
                              portion                   92,718          502,531
                                                  ------------     ------------

TOTAL LIABILITIES                                   14,842,644       25,900,672
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES:


STOCKHOLDERS' EQUITY:
  Common stock, no par value 30,000,000
    shares authorized 3,005,108 and  6,508,747
    shares issued and outstanding, respectively      6,972,674       23,164,689
  Accumulated (deficit)                             (3,878,599)      (2,908,428)
  Cumulative foreign currency translation
    adjustment                                           6,701          259,019
                                                  ------------     ------------

          Total stockholders' equity                 3,100,776       20,515,280
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $ 17,943,420     $ 46,415,952
                                                  ------------     ------------
                                                  ------------     ------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                               OCTOBER 31, 1995   OCTOBER 31, 1996    OCTOBER 31, 1995     OCTOBER 31, 1996
                                               ----------------   ----------------    ----------------     ----------------
                                                 (UNAUDITED)         (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
REVENUES                                        $  9,314,659        $ 13,905,937        $ 22,602,763        $ 34,516,600

Cost of revenues                                   5,934,452           9,398,533          14,176,280          23,333,230
                                                ------------        ------------        ------------        ------------
GROSS PROFIT                                       3,380,207           4,507,404           8,426,483          11,183,370
                                                ------------        ------------        ------------        ------------

OPERATING EXPENSES

 Selling, general and administrative
   expenses                                        2,836,524           3,661,985           6,970,318           9,206,179
 Depreciation                                        118,496             126,799             269,038             281,195
 Amortization                                         54,028             110,879             132,933             234,619
                                                ------------        ------------        ------------        ------------
 Total operating expenses                          3,009,048           3,899,663           7,372,289           9,721,993
                                                ------------        ------------        ------------        ------------

INCOME BEFORE INTEREST EXPENSE,
INCOME TAXES, AND SHARE OF
RESULTS IN EQUITY INVESTEE:                          371,159             607,741           1,054,194           1,461,377

INTEREST INCOME (EXPENSE)

 Interest income                                     -                   140,371             -                   221,959
 Interest expense                                    (51,693)            (55,594)           (238,091)           (184,530)
                                                ------------        ------------        ------------        ------------
 Total interest income (expense)                     (51,693)             84,777            (238,091)             37,429
                                                ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES AND
SHARE OF RESULTS IN EQUITY
INVESTEE:                                            319,466             692,518             816,103           1,498,806

SHARE OF OPERATING (LOSS) OF
EQUITY INVESTEE                                      (83,860)            (80,853)           (156,807)           (205,245)
                                                ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES                           235,606             611,665             659,296           1,293,561

INCOME TAXES                                          70,298             152,916             189,787             323,390
                                                ------------        ------------        ------------        ------------
NET INCOME                                        $  165,308          $  458,749          $  469,509          $  970,171
                                                ------------        ------------        ------------        ------------
NET INCOME  PER COMMON SHARE
(NOTE 4)                                             $  0.06               $0.07             $  0.18               $0.19


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                                                                                  Foreign
                                                                                                 Currency
                                             Common Stock                 Accumulated          Translation
                                    -----------------------------
                                      Shares             Amount            (Deficit)            Adjustment            Total
                                    ---------         -----------        -------------         -----------        -----------
BALANCE, JANUARY 31, 1996           3,005,108         $ 6,972,674        $ (3,878,599)         $    6,701         $ 3,100,776

Exercise of stock options              53,639                 536               -                     -                   536
Net income for
 period (unaudited)                      -                  -                 198,183                 -               198,183
Foreign currency
 translation adjustment                  -                  -                   -                 (36,985)            (36,985)
                                    ---------         -----------        -------------         -----------        -----------

Balance, April 30, 1996             3,058,747           6,973,210          (3,680,416)            (30,284)          3,262,510
                                    ---------         -----------        -------------         -----------        -----------


Net income for
 period (unaudited)                       -                 -                 313,239                  -              313,239
Foreign currency
 translation adjustment                   -                 -                   -                 100,114             100,114
Stock issued in offering
 net of offering costs              3,450,000          16,191,479               -                      -           16,191,479
                                    ---------         -----------        -------------         -----------        -----------

Balance, July 31, 1996              6,508,747        $ 23,164,689        $ (3,367,177)           $ 69,830        $ 19,867,342
                                    ---------         -----------        -------------         -----------        -----------

Net income for
 period (unaudited)                       -                 -                 458,749                  -              458,749
Foreign currency
 translation adjustment                   -                 -                   -                 189,189             189,189
                                    ---------         -----------        -------------         -----------        -----------

BALANCE, OCTOBER 31, 1996           6,508,747        $ 23,164,689        $ (2,908,428)          $ 259,019        $ 20,515,280
(UNAUDITED)
                                    ---------         -----------        -------------         -----------        -----------
                                    ---------         -----------        -------------         -----------        -----------





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                             OCTOBER 31, 1995   OCTOBER 31, 1996   OCTOBER 31, 1995  OCTOBER 31, 1996
                                             ----------------   ----------------   ----------------  ----------------
                                                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
Net income                                      $  165,308        $    458,749        $  469,509       $   970,171
Adjustments to reconcile net income to
net cash provided (used) by operating
activities
 Depreciation                                      118,496             126,799           269,038           281,195
 Amortization                                       54,028             110,879           132,933           234,619
 Share of operating (loss) of equity investee       83,860              80,853           156,807           205,245
 Loss (gain) on disposal of fixed assets            15,600                (501)           22,048           (37,183)
 Decrease (increase) in accounts receivable       (489,654)         (3,641,385)          136,567        (4,152,990)
 Decrease (increase) in deposits                   (12,627)             (1,595)            7,521             5,685
 Decrease (increase) in inventories                 67,938          (1,089,659)         (897,154)       (1,847,761)
 Decrease (increase) in prepaid expenses           105,571            (128,804)          (58,862)         (161,854)
 Increase in income taxes                           67,267             244,568           184,634           136,196
 Decrease (increase) in other current assets        41,777              55,715           (78,247)           47,495
 Decrease in account receivable related party        9,196              46,800             3,999            46,800
 Increase in accounts payable and accrued
  liabilities                                      420,354           4,271,450         1,397,417         1,823,337
 Increase in deferred revenue                       69,497             197,918           807,908            44,634
                                                ----------        ------------        ----------       -----------
 Net cash provided (used) by operating
  activities                                       716,511             731,787         2,554,118        (2,404,411)
                                                ----------        ------------        ----------       -----------

CASH FLOWS (TO) INVESTING ACTIVITIES:
 Purchase of equipment                             (24,007)            (57,831)          (89,410)         (353,146)
 Proceeds from disposal of equipment                 6,390               2,525            27,035           114,339
 Acquisition of subsidiaries                      (128,126)         (3,844,395)       (1,357,435)       (3,844,395)
 Investment in and advances to equity
  investee                                         (45,965)           (187,725)         (193,347)         (403,489)
 Software development costs                          6,054               -              (205,787)            -
 (Increase) decrease in other assets                 7,513              31,248           (91,875)           21,314
                                                ----------        ------------        ----------       -----------
 Net Cash (Used) by investing activities          (178,141)         (4,056,178)       (1,910,819)       (4,465,377)
                                                ----------        ------------        ----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Increase (decrease) in lines of credit-bank      (164,064)            468,736          (838,878)       (1,014,027)
 Repayment of notes payable                       (182,042)         (1,146,460)       (1,063,161)       (2,841,863)
 Issuance of notes payable                         411,933               -             1,023,429             -
 Repayment of stockholders' advances               (12,407)              -              (240,163)            -
 (Increase) decrease in deferred offering
  costs                                           (169,396)              -              (150,000)          338,595
 Payments of capital lease obligations             (31,092)           (115,579)         (118,273)         (178,429)
 Decrease in amounts due to related party            -                   -                (7,000)            -
 Net proceeds from exercise of share options         -                   -                  -                  536
 Net proceeds from issuance of common stock          -                   -               396,931        16,191,479
                                                ----------        ------------        ----------       -----------
 Net Cash provided (used) by financing
  activities                                      (147,068)           (793,303)         (997,115)       12,496,291
                                                ----------        ------------        ----------       -----------
Effect of exchange rate changes on cash            (59,204)            189,189           (27,196)          252,318
                                                    ------             -------           -------           -------
NET INCREASE (DECREASE) IN CASH                    332,198          (3,928,505)         (381,012)        5,878,821
Cash at beginning of period                        529,039          11,198,970         1,242,249         1,391,644
                                                   -------          ----------        ----------         ---------
Cash at end of period                           $  816,237        $  7,270,465        $  861,237       $ 7,270,465
                                                ----------        ------------        ----------       -----------
                                                ----------        ------------        ----------       -----------
Cash paid for interest expense                  $   51,693        $     55,594        $  141,816       $   184,530
                                                ----------        ------------        ----------       -----------
                                                ----------        ------------        ----------       -----------

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, the changes in stockholders' equity and cash flows of 4Front Software International, Inc. for the interim periods presented.

The results of the nine months ended October 31, 1996 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K and its Annual Report to Shareholders for the year ended January 31, 1996.


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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. The Statement establishes accounting standards for the determination of impairment of long-lived assets, certain identifiable intangibles and goodwill. The Statement requires the long-lived assets and certain intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets. If impaired, an impairment loss shall be recognized for the amount which the carrying amount exceeds the fair value of the assets. The Statement is effective in 1996 and the Company has adopted its provisions as of February 1, 1996. The adoption of the Statement has no material impact on the results of operations, financial position or cash flows of the Company.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  EARNINGS PER SHARE

The computation of earnings per share is calculated based on the Treasury Stock Method.

For the nine month period ended October 31, 1995 the effect of Stock Options and Warrants was anti-dilutive. For the nine month period to October 31, 1996 the Treasury Stock method of calculating earnings per share was utilized to reflect the dilutive effect of stock options and warrants.


                                        FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                    OCTOBER 31, 1995 OCTOBER 31, 1996 OCTOBER 31, 1995 OCTOBER 31, 1996
                                    ---------------- ---------------- ---------------- ----------------
                                       (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
Weighted average number of common
shares outstanding                      2,764,752        6,508,747       2,672,909        4,703,271

Net income per common share              $ 0.06           $ 0.07          $ 0.18           $ 0.19


NOTE 5 -  INVENTORIES

Inventories consist of the following:         JANUARY 31, 1996 OCTOBER 31, 1996
                                              ---------------- ----------------
                                                                  (UNAUDITED)

       Computer hardware                        $ 2,823,753       $ 8,397,518
       Computer software                            374,341           469,672
       Work in progress                             141,904           102,598

                                                -----------       -----------

                                                $ 3,339,998       $ 8,969,788
                                                -----------       -----------
                                                -----------       -----------

NOTE 6 -  PROPERTY AND EQUIPMENT


Property and equipment consist of the following:          JANUARY 31, 1996   OCTOBER 31, 1996
                                                          ----------------   ----------------
                                                                                (UNAUDITED)
       Vehicles                                             $   337,282        $ 1,635,369
       Furniture, fixtures and equipment                        349,309          1,096,138
       Leasehold                                                   -                49,202
       Computer equipment                                     1,416,779          2,808,148

                                                            -----------        -----------

                                                              2,103,370          5,588,857
       Less accumulated depreciation                         (1,197,394)        (3,341,230)

                                                            -----------        -----------

                                                            $   905,976        $ 2,247,627
                                                            -----------        -----------
                                                            -----------        -----------

NOTE 7 - OTHER ASSETS

Other assets consist of the following:

                                                 JANUARY 31. 1996   OCTOBER 31. 1996
                                                 ----------------   ----------------
                                                                       (UNAUDITED)
       Investment in ActionTrac Inc., at cost     $     500,000       $   500,000
       Other                                            106,594            85,280

                                                  -------------       -----------

                                                  $     606,594       $   585,280
                                                  -------------       -----------
                                                  -------------       -----------


NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities are as follows:


                                              JANUARY 31. 1996    OCTOBER 31. 1996
                                              ----------------    ----------------
                                                                     (UNAUDITED)
       Value Added Tax (VAT) liability          $  1,011,989        $  1,536,613
       Payroll taxes                                 523,811             651,474
       Other                                          23,873              74,593

                                                ------------        ------------

                                                $  1,559,673        $  2,262,680
                                                ------------        ------------
                                                ------------        ------------


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

The Company has provided income tax for the nine months ended October 31, 1996 of $323,390 on the profits of its operations, and for the nine months to October 31, 1995 of $189,787.

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

     The Company's main operating subsidiaries K2 Systems Plc ("K2"), Xanadu Systems Ltd ("Xanadu"), and CI Support Limited ("CI"), were acquired in 1994 and Compass Computer Group ("Compass") was acquired in 1995. The K2, Xanadu, CI and Compass acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. K2 and Xanadu were acquired effective January 14, 1994. These acquisitions accelerated the development of the Company's systems integration activities and network computing activities, respectively. Effective November 1, 1994, the Company acquired all of the assets of CI. This acquisition allowed the Company to directly provide hardware maintenance services which had previously been contracted out by the Company to third parties. The CI acquisition also expanded the Company's support services. In February 1996 CI changed its name to 4Front Services Limited, ("4Front Services").

     Effective April 6, 1995, The Company acquired Compass. Compass is a supplier of high-end information storage solutions. The acquisition of Compass has enabled the Company to become one of the leading suppliers within the UK of high capacity storage solutions and multi-processor servers to corporate and government users. The Compass acquisition also expanded the Company's systems integration and support business and provided the basis for the Company's corporate Internet services.

     Effective August 15, 1996, the Company acquired Hammer Distribution Limited. Hammer is a supplier of storage solutions and computer sub-systems. The Company believes that the acquisition of Hammer will help the Company to secure a significant percentage of the UK market for storage solution and sub-systems.

     Effective October 11, 1996 the Company acquired Datapro Computers Group Limited. Datapro is a supplier of specialized services including systems integration, hardware and software maintenance and systems support, and other technology enabling services. The Company believes that the acquisition of Datapro will help the Company to secure a leading position in the independent hardware maintenance industry. It is currently anticipated that no further acquisitions will be made during the current financial year, pending the assimulation of the acquisitions completed in August and October 1996.
Digestion of the Datapro acquisition in particular invites a major restructuring and reorganisation of the service division, while in the product division ways of further streamlining the overall operation are currently being evaluated.

     A substantial part of the Company's growth in the past three years has been achieved through acquisitions. Accordingly the results of operations from period to period are not necessarily comparable.

     The Company's gross margin has historically been and is anticipated to be, affected by several factors, including the Company's mix of products and services and the stage in the life cycle of the Company's products. Prices of new products tend to be higher and, thus have a higher gross margin, than older products which tend to sell for lower prices. A variety of other factors may also lead to significant fluctuations in the Company's gross margin, such as the timing of new product or service offerings, seasonality of demand and general economic conditions. In general, the Company obtains the highest gross margin from hardware maintenance. The next most profitable categories measured by gross margin are systems integration, followed by network computing and information storage systems. However, the Company believes that the acquisition of Compass' and now Hammer's lower margin information storage systems business, by substantially increasing its revenue base, as well as its range of product and service offerings, has enhanced the Company's long-term prospects.


RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1995

REVENUES

     Revenues for the three months ended October 31, 1996 were $13.9 million, an increase of $4.6 million, or approximately 49.5% compared to $9.3 million for the three months ended October 31, 1995. Revenue growth reflects in particular rapid expansion of the service division as well as the impact of companies acquired during the quarter. Networking revenues continued to be held back by changes in the product set.

GROSS PROFIT

     Gross profit for the three months ended October 31, 1996 was $4.5 million, an increase of $1.1 million, or 32.4% compared to $3.4 million for the three months ended October 31, 1995. Gross margin decreased from 36.3% for the three months ended October 31, 1995 to 32.4% for the three months ended October 31, 1996. This percentage decrease in gross margin arose primarily from the expansion of the Company's information storage business.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $3.66 million, an increase of $830,000, or 29.1% compared to $2.84 million for the three months ended October 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 26.3% from 30.5% in the three months ended October 31, 1995. This decrease reflects the beneficial impact of fixed expenses as a percentage of increasing sales volume.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the three months ended October 31, 1996 was $238,000, an increase of $65,000, or 37.5% compared to $173,000 for the three months ended October 31, 1995. This increase arose principally from the increased amortization of goodwill from acquisitions. Depreciation was $127,000, an increase of $9,000 or 7.6%, from $118,000 for the prior period. Amortization of goodwill from acquisitions was $111,000, an increase of $57,000, or 105.6%, from $54,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

     Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the three months ended October 31, 1996 was $608,000, an increase of $237,000, or 63.9%, as compared to $371,000 for the three months ended October 31, 1995. As a percentage of revenues, IBITI increased to 4.37% in the three months ended October 31, 1996 as compared to 3.98% for the three months ended October 31, 1995.

NET INCOME

     Net income for the three months ended October 31, 1996 was $459,000 an increase of $294,000 or 178.2%, as compared to $165,000 for the three months ended October 31, 1995. As a percentage of revenues net income increased to 3.29% in the three months ended October 31, 1996 as compared to 1.77% for the three months ended October 31, 1995.

EQUITY INVESTEE LOSS

     Equity investee loss was $81,000 for the three months ended October 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture as compared to a loss during the three months ended October 31, 1995 of $84,000.

INTEREST

     Net interest income for the three months ended October 31,1996 was $85,000 compared to interest expense of $52,000 for the three months ended October 31, 1995. This change arose as a result of the receipt of proceeds from the Company's secondary offering in the second quarter. See "-Liquidity and Capital Resources".


NINE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1995.


REVENUES

     Revenues for the nine months ended October 31, 1996 were $34.5 million, an increase of $11.9 million, or approximately 52.7% compared to $22.6 million for the nine months ended October 31, 1995. Revenue growth reflects in particular rapid expansion of the service division as well as the impact of companies acquired during the third quarter. Networking revenues were held back by changes in the product set.

GROSS PROFIT

     Gross profit for the nine months ended October 31, 1996 was $11.2 million, an increase of $2.8 million, or 33.3% compared to $8.4 million for the nine months ended October 31, 1995. Gross margin decreased from 37.3% for the nine months ended October 31, 1995 to 32.4% for the nine months ended October 31, 1996. This percentage decrease in gross margin arose primarily from the expansion of the Company's storage business.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $9.2 million, an increase of $2.2 million, or 31.4% compared to $7 million for the nine months ended October 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 26.7% from 30.8% in the nine months ended October 31, 1995. This decrease reflects the beneficial impact of fixed expenses as a percentage of increasing sales volume.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the nine months ended October 31, 1996 was $516,000, an increase of $114,000, or 28.4% compared to $402,000 for the nine months ended October 31, 1995. This increase arose principally from the increased amortization of goodwill from acquisitions. Depreciation was $281,000, an increase of $12,000 or 4.5%, from $269,000 for the prior period. Amortization of goodwill from acquisitions was $235,000, an increase of $102,000, or 76.7%, from $133,000 for the prior period. An amortization period of ten years is utilized with respect to goodwill arising from acquisitions.

INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

     Income (loss) before interest expense, income taxes and share of results in equity investee ("IBITI") for the nine months ended October 31, 1996 was $1,461,000, an increase of $407,000, or 38.6%, as compared to $1,054,000 for the nine months ended October 31, 1995. As a percentage of revenues, IBITI decreased to 4.23% in the nine months ended October 31, 1996 as compared to 4.66% for the nine months ended October 31, 1995.

NET INCOME

     Net income for the nine months ended October 31, 1996 was $970,000 an increase of $500,000 or 106%, as compared to $470,000 for the nine months ended October 31, 1995. As a percentage of revenues net income increased to 2.81% for the nine months ended October 31, 1996 as compared to 2.07% for the nine months ended October 31, 1995.

EQUITY INVESTEE LOSS

     Equity investee loss was $205,000 for the nine months ended October 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture as compared to a loss during the nine months ended October 31, 1995 of $157,000.

INTEREST

     Net interest income for the nine months ended October 31, 1996 was $37,000 compared to interest expense of $238,000 for the nine months ended October 31, 1995. This change arose principally as a result of the receipt of proceeds from the Company's secondary offering in the second quarter. See "-Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     Until June 1996, the Company's principal sources of capital have been cash flow generated from operations, private placements of equity and notes payable (bridge loans), primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996 the Company completed the sale of a further 450,000 shares, pursuant to the underwriters' over-allotment option. As a result of this offering the Company raised net proceeds of $16.2 million.

     As of October 31, 1996, the Company had a line of credit with a commercial lending institution in the amount of L650,000 ($1 million). As of October 31, 1996 $625,000 was outstanding. In October 1994, a pre-existing line of credit in the amount of L180,000 ($272,000) was converted into a two year term loan, requiring repayment of principal at L8,075 ($12,800) per month. This term loan was repaid in full in the period to July 31, 1996. The outstanding credit facility is secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurances may be given.

     During the nine months to October 31, 1996 cash generated by operations has been sufficient to satisfy the Company's internal working capital needs. Management believes that the Company will continue to generate cash in amounts sufficient to both conduct operations at their current level and to fund internal growth. However, the proceeds of the Offering, after repayment of debt, are available to fund further additional expansion and growth by acquisition.

     The Company's Compass subsidiary has a L997,000 ($1.64 million) line of credit (overdraft protection) with a UK bank with no balance outstanding as of October 31, 1996.

     The Company's Datapro subsidiary has a L700,000 ($1.15 million) line of credit (overdraft protection) with a UK bank of which (giving effect to applicable exchange rates then in effect) $581,000 was outstanding as of October 31, 1996.

     Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of October 31, 1996 were $391,842. These outstanding advances do not bear interest, and are payable on demand.

     The Company's working capital deficit decreased from $1.3 million at January 31, 1996 to a working capital surplus of $8.8 million at October 31, 1996.

     Net cash used by operating activities during the nine months ended October 31, 1996 was $2.4 million, which reflected the net effect of an increase in accounts payable, deferred revenues, accrued liabilities, and an increase in inventories and accounts receivable combined with depreciation and amortization. Net cash used by investing activities was $4.5 million, for the nine months ended October 31, 1996, primarily reflecting cash used for the acquisitions of Hammer Distribution and Datapro Computers Group and for the investment in the ActionTrac Joint Venture, and the purchase of equipment. Net cash provided by financing activities was $12.5 million for the nine months ended October 31, 1996, resulting primarily from repayment of bank lines of credit and payments of outstanding obligations and the net proceeds from the issuance of common stock.

     The Company monitors exchange rate fluctuations between the British pound (in which form approximately 90% of the Company's revenues are received) and U.S. dollars (which are used for approximately 30%-40% of the Company's purchases) and will seek to minimize the risk of such fluctuations by entering into hedge transactions in which dollars are bought forward to match obligations as they come due.

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

               Not Applicable

Item 5.        Other Information

               Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Reports on Form 8-K

               Report on Form 8-K filed 9/5/96 describing the acquisition of the Hammer subsidiary

               Report on Form 8-K filed 12/6/96 describing the acquisition of the Datapro subsidiary

               Exhibits

               Exhibit 27 Financial Data Schedule

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.





December 11, 1996                            4FRONT SOFTWARE
                                             INTERNATIONAL, INC.



                                             By: /s/ Stephen McDonnell
                                             -------------------------

                                             Stephen McDonnell
                                             Chief Financial Officer