Form 10-K405
period 1997-01-31
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1997-04-29
CIK 91649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10K
(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission File Number 0-8345

                            ------------------------

 [4FRONT]
                          SOFTWARE INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                 84-0675510
      (State or other            (IRS Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

 5650 GREENWOOD PLAZA BLVD., SUITE     80111
                107                  (ZIP CODE)
        ENGLEWOOD, COLORADO
  (ADDRESS OF PRINCIPAL EXECUTIVE
             OFFICES)

       Registrant's telephone number, including area code: (303) 721 7341

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.001 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (Section220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 15, 1997, the registrant had 6,514,747 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of April 15, 1997, was approximately $16,502,000 based on the most recent sales price prior to that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO A FISCAL YEAR OF THE COMPANY SHALL REFER TO THE TWELVE MONTH PERIOD COMMENCING FEBRUARY, AND ENDING ON JANUARY 31 OF THE FOLLOWING YEAR, THE FISCAL YEAR. THEREFORE THE YEAR ENDING JANUARY 31, 1997 IS FISCAL YEAR 1997.

    4Front Software International, Inc. (the "Company" or "4Front"), a United Kingdom ("UK") based specialized computer services company, provides a wide range of high-end information technology solutions and services, principally to Financial Times UK Top 500 companies and government authorities. The Company provides key elements of distributed computing, including systems development and integration, storage and networking solutions and products, as well as extensive hardware and software support, including help desk support services. The Company believes it has a competitive advantage through its ability to provide a single-source solution to a broad range of corporate computing needs.

    Since 1992, 4Front's revenues have grown from approximately $895,000 to over $53 million in the fiscal year ended January 31, 1997 principally through strategic acquisitions that furthered the expansion of its existing operations. During that period pre-tax income (excluding write downs and reorganization and restructuring costs) increased from a loss of $536,000 to $2.2 million. The Company's customers include Mobil Oil, Royal Dutch/Shell Group, Alcatel Data Networks, GEC/Marconi, JP Morgan, Fujitsu, Dupont, Reuters, Brown & Root and the British Ministry of Defense.

    The Company seeks to capitalize on technological change in the computer services industry by providing a single source for specialized high-end solutions to information systems problems that are beyond the expertise of most in-house management information systems ("MIS") departments. The UK computer services market, the fastest growing in Europe, is currently estimated at $16 billion annually, according to the 1996 Holway Report on Software and Computing Services in Europe. This market grew by an estimated 17% in 1996 and is highly fragmented, with no single company serving more than 5% of the UK.

    The Company believes that the demand for its products and services will continue to grow in the UK and Europe due to a number of factors that reflect recent worldwide industry trends. Historically, corporations satisfied information technology ("IT") requirements through mainframe or stand-alone midrange systems utilizing hardware and software provided by a single original equipment manufacturer ("OEM"). Design and development as well as maintenance and support of these systems could be provided directly by such single-source OEMs in conjunction with a corporate in-house information technology staff. Accelerating technological advancement, migration of organizations toward multivendor distributed networks, and globalization of IT needs have contributed to a significant increase in the sophistication and interdependency of corporate computing systems. The Company believes that the desire by corporations to focus upon their core activities while enjoying the benefits of such multivendor distributed networks has led them increasingly to rely upon specialist service organizations such as the Company to support the development and maintenance of their computing strategy.

    The Company intends to continue providing a single source for a wide array of corporate network and computing services through an operating and growth strategy that consists of the following principal elements: (i) further penetration of the growing UK and European computer services market; (ii) identification and acquisition of complementary businesses in order to expand its product offerings and geographic reach; (iii) expansion of its hardware and software maintenance and support capabilities; and (iv) leverage of its existing infrastructure and customer relationships in order to further develop new business lines.

    The Company's principal corporate offices are located at 5650 Greenwood Plaza Blvd., Suite 107, Englewood, Colorado 80111, and its phone number is (303) 721-7341. The Company's operational head offices are located at 4Front House, Colonial Business Park, Colonial Way, Watford, Hertfordshire, England, WD2 4PR, telephone +44 (0) 1923-294555.

OVERVIEW OF THE UK AND EUROPEAN INFORMATION TECHNOLOGY MARKET

    Historically, the large UK and European organizations satisfied IT requirements through mainframe or stand-alone midrange systems utilizing hardware and software produced by a single OEM. Maintenance, support and development of these systems were usually provided directly by the OEMs or, in certain instances, by an organization's in-house technical support staff. However, a number of recent developments have resulted in a movement by many organizations away from this traditional reliance on OEMs and in-house technical support staff toward global independent providers of multivendor computer hardware maintenance and technology support services.

    European computing environments have become increasingly complex as a result of rapid worldwide changes in technology. The principal factor contributing to the growing complexity has been the migration of large organizations from centralized computing environments characterized by single vendor mainframe or stand-alone systems to a decentralized, geographically diverse environment characterized by multivendor and multisystem distributed networks. This has resulted in greater expense and substantial inefficiencies for organizations in developing and supporting their computer systems.

    The Company believes that, as a result of these factors, the complexity of system development as well as the breadth of corporate computing needs have surpassed the abilities and the available time of many in-house MIS departments, and have led to a greater acceptance of outsourcing. The Company also believes that customers are reluctant to outsource computer services directly to OEMs, which may be perceived by customers as favoring the OEMs' own product line. Meanwhile, the increased corporate use of IT for operational as well as mission critical applications has increased the use of complex, customized corporate computing systems that are beyond the expertise of most horizontal integrators and value added resellers ("VARs"). Furthermore, many OEMs now rely on independent service organizations such as the Company to provide distribution, integration and warranty/post warranty maintenance and support services.

    As a result, business and government organizations must increasingly look to multiple third-party vendors employing skilled IT professionals to define, develop and install complex customized information systems and to provide applications software and comprehensive solutions to their information systems needs. These organizations are also turning to third-party vendors to provide IT services in order to maximize the effectiveness of their in-house systems and personnel.

THE 4FRONT SOLUTION

    The Company has positioned itself as a single source for a wide range of specialized high-end information technology solutions and services which its customers cannot readily obtain from their in-house MIS departments and which are not ordinarily offered together by most value added resellers and horizontal distributors. In addition, as an independent provider of solutions and services, the Company is able to offer products from a range of OEMs and is therefore not viewed by its customers as favoring one OEM's product over another, except on the basis of quality. The Company combines strong technical expertise and "best of breed" products in order to design and implement customized IT solutions and to improve the productivity of its customers' existing IT assets.

    The Company reviews its product offerings on a continuous basis in order to ensure that it is able to provide the most advanced and cost-effective solutions. The Company believes that the European and UK markets are highly receptive to new technologies developed in the U.S. which the Company seeks to identify and offer. By providing advanced, high-end solutions to a broad base of customers, the Company is able to offer cost-efficient integrated systems solutions utilizing knowledge and expertise which the Company believes cannot be effectively maintained by an in-house MIS department. The products and services offered by the Company are designed primarily to enhance the effectiveness of, rather than replace, in-house MIS departments, thereby creating a partnership approach for the managers of such departments and an incentive to utilize the products and services of the Company.

PRODUCTS AND SERVICES

    The Company provides a comprehensive array of products and services to customers across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, PCs and related peripherals. The Company prices its products and services on either a fixed fee or per incident basis. Pricing is based on the Company's cost and the existing competitive environment. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the combination of services that are provided. Products and services are also bundled to match the requirements of customers, and can include hardware and software sales and support, help desk services, network support, management information services, services management, planning and implementation, training and ancillary support services.

    In choosing the products which it offers, the Company uses the expertise of its management to identify desirable new or technologically innovative products which fit its business model and then seeks rights to market them throughout Europe. The majority of these products originate in the U.S., and are almost always sourced directly from the hardware manufacturer or software author. In such circumstances the Company seeks the right to both market and support the product within the territory it serves. These distribution agreements are typically non-exclusive and of one year's duration and automatically renew at the end of that term.

PRODUCTS DIVISION

INFORMATION STORAGE SYSTEMS

    The Products Division is a leading supplier within the UK of high capacity storage solutions and multi-processor servers to corporate and government users. It sells both direct to the corporate marketplace and through a well established reseller channel. The storage operation offers products which range from the straightforward supply of magnetic discs to high capacity subsystems, RAID arrays, magnetic tape drives and autoloaders, optical storage devices including high capacity drives and autochangers. All products are available with the appropriate enabling software. The Products Division sells products from, among others, Seagate, IBM, Sony, Micropolis and Fujitsu, and has a reputation for offering high quality products featuring the leading available technology.

    Other products supplied include high performance servers and local and wide area networking components such as bridges, routers, gateways and ISDN (Integrated Services Digital Networks), with the associated network software protocols such as TCP/IP, NFS and IPX/SPX.

    The Company began providing information storage systems in 1995 with its acquisition of Compass Computer Group. This activity was expanded with the acquisition of Hammer Distribution in 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

NETWORK COMPUTING

    The Products Division provides sophisticated enterprise wide network computing solutions to its customers. For example, it provides high-end display terminal systems used on brokerage trading desks. The Company is also a leading supplier in the UK market for "network computers", which are used as an alternative to desktop PC networks to link to a shared internal computing system, or to an external network such as the Internet.

    The product range also includes connectivity and communication hardware and software, terminal emulation software, electronic mail, workstations, super file and database servers. The Division's leading supplier for network computing is HDS Inc., one of the leading network computer manufacturers in the US. Other product suppliers include US Robotics, Hewlett Packard and Data General. The Company's product line is interrelated and compatible, and many of the Company's customers will purchase the Company's entire product line.

SERVICES DIVISION

HARDWARE AND SOFTWARE MAINTENANCE AND SUPPORT

    The Company's Services Division is one of the leading independent hardware maintenance suppliers in the UK. It provides full on-site maintenance and support services through a team of field service engineers supported by technical repair specialists, all tailored to the customers' requirements. Unlike most in-house information technology departments, the Company can service mission critical installations by providing guaranteed response times and up to 24 hour a day support, seven days a week. The Company also provides a board-level repair service from its test center and main offices. The Company's technical specialists also offer consulting services to advise clients of the most effective ways to enhance the performance of their systems, and to recommend appropriate upgrades and additions where necessary.

    The Company, which is ISO9002 certified, supports the majority of the industry leading hardware platforms including IBM, Sun, DEC and Hewlett-Packard, as well as networking products and associated peripherals such as printers and storage devices. The Company typically provides maintenance and support under service contracts with terms ranging from one month to three years. During the past year, these contracts have had renewal rates of approximately 80%, giving the Company a consistent level of recurring revenues in this area. The Company also repairs and refurbishes computer parts and assemblies. These services are provided not only for services customers but also OEMs, distributors and other third-party maintenance companies on a limited basis.

    The hardware maintenance and support services provided by the Company are viewed as complementary to the Company's other operational areas, and the Company believes they are an important element in attracting customers for its other products and services.

HELP DESK SERVICES

    The Company provides help desk services to a broad spectrum of computer users both under its own name and under the name of other providers. The Company's branded help desk service, "4Help", provides telephonic software support on a wide range of desktop software products 24 hours a day, seven days a week. The Company tailors the level of support given, ranging from unlimited telephone support and on-site visits for corporate customers to more basic telephonic support services for home computer users. The Company also provides help desk services which carry the name of other vendors. For example, the Company provides the support for Bytecall, the help desk service of Byte, one of the largest computer retailers in the UK.

    The Company's help desk operations are provided and directed from its new National Call Center which also provides the call control and spares management service for the Company's hardware maintenance business. This grouping of the Company's help desk and hardware and software maintenance services enables the Company to offer a comprehensive support package to its customers, which it believes helps give it a competitive advantage while minimizing overhead.

SYSTEMS INTEGRATION AND DEVELOPMENT

    The Company offers open systems based development services for distinct markets and applications, with particular expertise in the accounting, distribution and local authority software areas. Using its technical expertise, the Company analyzes systems integration problems faced by its customers, and recommends and implements solutions to these problems. The solutions offered by the Company combine the high value technical skills of the Company's personnel with a wide range of specialized software and hardware products. These products include both shrink-wrapped and custom application software together with file servers, computer operating systems, network operating systems, display stations, printers, local and wide area networking components, and storage and archiving devices. The Company packages groups of products, including its own proprietary software, in order to provide integrated turnkey systems for a number of distinct markets and applications.

    The Company creates custom software for use by the individual customer if required to meet the business need. By offering this service the Company is able to attract customers for whom shrink-wrapped software is inadequate and, in the course of developing such software, is able to create proprietary packages which can be used to attract future customers seeking similar solutions. This also strengthens the Company's ability to increase and retain a greater flow of recurring support revenue.

    Following the acquisition of Datapro Computers Group in October 1996 the Company has moved further into the provision of proprietary package software with the addition of two software products. The first of these, Shortlands, is used in the construction industry both in the UK and overseas where its strong project accounting function is attractive. The second, Pharaoh, is a full asset and property management package. The Company's proprietary software products are offered either as "stand alone" products or as part of a total systems integration project.

CABLING AND NETWORKING

    The cabling and networking operations, which became another area of services provided by the Company following the Datapro Computers Group acquisition, is a growing area of activity for the Company, and one which had previously been sub contracted to third parties. A full service is offered including planning and design, equipment selection, installation and training together with ongoing support for customers local and wide area networks. The cabling and network services business adds a further dimension to the broad range of design, supply, support, integration and maintenance services offered by the Company.

CUSTOMERS

    The Company's customers consist mainly of large and medium sized businesses, divisions of larger corporations, and government authorities. The following is a representative list of customers of the Company:

PRODUCTS DIVISION              SERVICES DIVISION

                               Alcatel Data Networks
British Ministry of Defense    Ltd.
Dupont UK Ltd.                 Brown & Root Ltd.
Fujitsu Telecommunications
Ltd.                           GEC/Marconi Ltd.
Reuters Ltd.                   J P Morgan Ltd.
Royal Dutch/Shell Group plc    Mobil Oil Ltd.

    During the fiscal year ended January 31, 1997, no single customer accounted for 5% or more of the Company's total revenues.

SALES AND MARKETING

    Using its technical expertise and access to new technology developed primarily in the U.S., the Company identifies products and services which it believes would be of interest to its customer base and markets these products and services to current and prospective customers as part of a systems solution. The Company emphasizes its ability to provide highly qualified locally based personnel to implement cost-effective solutions which it supplies. The Company also contrasts the specialized niche focus of its operations to the generalist focus of the largest firms.

    The Company sells its services through both direct and indirect sales channels. The Company's direct sales force is primarily focused on large and multinational corporate customers and is organized by operating groups based on the Company's products and services. Direct sales channels include field sales, telemarketing and direct mail. Indirect sales channels include sales through subdistributors and VARs where the Company's products are constituent parts of the VARs' overall solutions.

    The Company's sales representatives focus on providing technology solutions, which include meeting the hardware maintenance, software support and network component needs of customers, OEMs or software developers, and delivering solutions to the broader IT requirements of the Company's customers.

PRODUCT DEVELOPMENT

    The Company engages in development activities primarily in connection with the creation of software products and applications and maintains a staff of computer engineers for this purpose. The Company develops products on its own to meet a perceived market need as well as on a custom basis for a particular customer. The Company will also create custom software for use by the individual customer, if required to meet the business need. By offering this service the Company is able to attract customers for whom shrink-wrapped software is inadequate and, in the course of developing such software, is able to create proprietary packages which can be used to attract future customers seeking similar solutions. The Company is also able to provide recurring revenues through support services for its proprietary products.

EMPLOYEES

    As of January 31, 1997 the Company employed a total of 367 employees consisting of 81 in sales and marketing, 55 in engineering, 117 in technical support and 114 in logistics, management and administration. The Company's employees are not represented by a labor union, and the Company has not had any work stoppages, strikes, or organization attempts. The Company believes that its employee relations are good.

COMPETITION

    The overall computer services industry is intensely competitive and is composed of literally hundreds of companies, many of whom have capital, marketing expertise and personnel resources far superior to that of the Company. The Company competes primarily with a wide range of small and medium size companies that operate both in the niche markets which the Company serves and in the computer services industry generally. The Company also competes with larger European computer service and consultancy firms.

    The Company believes that the principal competitive factors in the industry are breadth of service offerings, quality of products supplied, expertise in niche markets, price and service. The Company believes that its ability to offer single source solutions and to remain competitive in these markets will depend largely upon its ability to recruit and retain highly skilled personnel.

    The Company believes that it is able to successfully compete with large European computer service and consultancy firms due to its focus and concentration in specified niche markets and the Company's high level of specialized skills and services. The Company also believes that it is able to obtain a competitive advantage with respect to both larger and smaller competitors in the niche markets which it serves through its proprietary systems and customized software and its reputation in specialist markets.

ITEM 2. PROPERTIES

    The Company does not own any real property. The Company leases office space in Englewood, Colorado for its corporate headquarters and in England in several locations for its operations, as follows:

LOCATION                                                   SQUARE FOOTAGE    LEASE EXPIRATION
---------------------------------------------------------  ---------------  -------------------
Ruislip..................................................        13,100          February, 2002
Brighton.................................................         5,340          February, 2002
London...................................................         5,935             April, 2002
Basingstoke..............................................         4,700         September, 1999
Ipswich..................................................         2,228           January, 2008
Newbury..................................................        42,000         September, 2007
Watford..................................................         9,500            August, 2013
Warrington...............................................         3,500          December, 2012
Aylesbury................................................         3,000              June, 2000

    The Company's aggregate property lease payments are currently $980,000 and are subject to reviews during the terms of the various leases.

    The Company's principal corporate offices are located at 5650 Greenwood Plaza Blvd., Suite 107, Englewood, Colorado 80111, and its phone number is (303) 721-7341. The Company's operational head offices are located at 4Front House, Colonial Business Park, Colonial Way, Watford, Hertfordshire, England, WD2 4PR, telephone +44 (0) 1923-294555.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various claims and legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate settlement of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since June 14, 1996, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "FFST". From January 3, 1996 through June 13, 1996, the Company's Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "FFST". Between March 1995 and January 1996, the Company's Common Stock had been traded under the symbol "FFST" on the over-the-counter Bulletin Board ("OTC"). Prior to March 1995, there had been no active trading market for the Company's Common Stock.

    The following table sets forth, for the periods indicated, the high and low reported sales prices of shares of the Common Stock as reported by the OTC prior to January 3, 1996, by the Nasdaq SmallCap Market through June 13, 1996 and by the Nasdaq National Market thereafter.

1997                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $    6.88  $    3.12
Second Quarter.............................................................       8.50       4.25
Third Quarter..............................................................       6.50       3.25
Fourth Quarter.............................................................       5.00       3.00


1996                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter (from March 1995)............................................  $    5.88  $    5.00
Second Quarter.............................................................       5.88       4.00
Third Quarter..............................................................       5.00       3.50
Fourth Quarter.............................................................       6.88       3.50

    The number of stockholders of record on April 15, 1997, was 1,617. The Company has never paid cash dividends on its Common Stock. On April 15, 1997, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $3.19 per share.

ITEM 6. SELECTED FINANCIAL DATA

    UNLESS OTHERWISE NOTED, ALL FINANCIAL INFORMATION, SHARE AND PER SHARE DATA IN THIS ANNUAL REPORT ON FORM 10-K ASSUME NO EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS. ALTHOUGH THE FINANCIAL RESULTS OF ALL OF THE COMPANY'S SUBSIDIARIES WILL CONTINUE TO BE REPORTED ON A CONSOLIDATED BASIS, THE COMPANY'S ORDINARY BUSINESS OPERATIONS ARE DIVIDED AMONG ITS OPERATING SUBSIDIARIES. THE COMPANY'S OPERATING SUBSIDIARIES CONDUCT THEIR OPERATIONS IN BRITISH POUNDS STERLING (L). FOR FINANCIAL REPORTING PURPOSES, BRITISH POUNDS ARE CONVERTED INTO U.S. DOLLARS AT THE PREVAILING RATE AS OF THE DATE OR AT THE WEIGHTED AVERAGE FOR THE PERIOD COVERED. UNLESS SPECIFICALLY STATED OTHERWISE HEREIN, ALL CONVERSIONS OF BRITISH POUNDS INTO U.S. DOLLARS REFERENCED IN THIS ANNUAL REPORT ON FORM 10-K HAVE BEEN CONVERTED USING A CONVERSION RATE OF 1.5751 AND 1.607 DOLLARS PER POUND IN RESPECT OF OPERATIONS DURING THE YEAR ENDED JANUARY 31, 1996 AND 1997 RESPECTIVELY, AND AT A RATE OF 1.511 AND 1.602 DOLLARS PER POUND IN RESPECT OF THE JANUARY 31, 1996 AND 1997 BALANCE SHEETS RESPECTIVELY.

                                         THE PREDECESSOR
                                             COMPANY                         THE COMPANY
                                      ----------------------  ------------------------------------------
                                        YEAR      ONE MONTH     YEAR       YEAR       YEAR       YEAR
                                        ENDED       ENDED       ENDED      ENDED      ENDED      ENDED
                                      DEC. 31,    JAN. 31,    JAN. 31,   JAN. 31,   JAN. 31,   JAN. 31,
                                        1992        1993        1994       1995       1996       1997
                                      ---------  -----------  ---------  ---------  ---------  ---------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues............................  $     895   $      10   $   2,837  $  11,240  $  32,249  $  53,015
  Cost of revenues..................       (341)         (3)     (1,281)    (6,814)   (20,808)   (36,018)
  Write down of software development
    costs...........................     --          --          --         --           (755)    --
                                      ---------  -----------  ---------  ---------  ---------  ---------
Gross profit........................        554           7       1,556      4,426     10,686     16,997
                                      ---------  -----------  ---------  ---------  ---------  ---------
  Selling general and
    administrative..................     (1,031)        (97)     (1,117)    (3,565)    (9,566)   (13,792)
  Depreciation and amortization.....        (59)         (3)        (63)      (216)      (560)      (976)
Write down of goodwill..............     --          --          --         --         --           (552)
Reorganization and restructuring
  costs.............................     --          --          --         --         --         (2,286)
Income (loss) before interest income
  and expense, income taxes share of
  results in equity investee and
  write down of investments.........       (536)        (93)        376        645        559       (609)
Write down of investments...........     --          --          --         --         --           (500)
Share of results in equity
  investee(2).......................     --          --          --         --           (761)      (799)
Net income (loss)...................  $    (592)  $     (98)  $     304  $     355  $    (652) $  (2,344)
                                      ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  -----------  ---------  ---------  ---------  ---------
Net income (loss) per share.........  $   (1.92)  $   (0.10)  $    0.25  $    0.20  $   (0.24) $   (0.45)
                                      ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  -----------  ---------  ---------  ---------  ---------
Weighted average number of shares...        309       1,014       1,198      1,813      2,743      5,170

OTHER DATA:
Adjusted net income (loss)(3).......  $    (536)  $     (93)  $     376  $     645  $   1,314  $   2,229
Adjusted net income (loss)(4).......  $    (592)  $     (98)  $     304  $     355  $     685  $   1,588
Adjusted net income (loss) per
  share(4)..........................  $   (1.92)  $   (0.10)  $    0.25  $    0.20  $    0.25  $    0.29

BALANCE SHEET DATA:
  Current assets....................  $      24   $     744   $   5,041  $   6,588  $  13,464  $  30,349
  Current liabilities...............         76       1,485       5,892      7,008     14,750     24,764
  Total assets......................         24         844       6,203      9,887     17,943     42,021
  Long-term debt (including capital
    lease obligations)..............          0         350         403         74         93        489
  Stockholders' equity (deficit)....     (1,387)       (992)        (92)     2,805      3,101     16,769

------------------------

(1) The Company has grown substantially through acquisitions, which materially affect the comparability of the financial data reflected herein. The Selected Consolidated Financial Data includes the results of operations of the primary operating divisions of the Company which were acquired effective January 1994, November 1994, April 1995, August 1996 and October 1996, and which were accounted for under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

(2) Consists of the Company's share of the operating loss of the equity investee (the "ActionTrac Joint Venture") of $(179,000) and $(205,000) and the write down of the Company's investment in and advances to the ActionTrac Joint Venture of $(582,000) and $(594,000) for the years ended January 31, 1996 and 1997, respectively.

(3) Income (loss) before interest income and expense, income taxes and share of results in the ActionTrac Joint Venture excluding the write down of software development costs, write down of goodwill, write down of investments and reorganization and restructuring costs.

(4) Excludes the write downs of investment in and advances to the ActionTrac Joint Venture of $(582,000) and $(594,000) and the write down of software development costs of $(755,000) and $(0) for the years ended January 31, 1996 and 1997, respectively. Excludes the reorganization and restructuring costs of $(2.3 million), write down of goodwill $(552,000) and write down of investment in ActionTrac Inc. of $(500,000) for the year to January 31, 1997. Includes the share of operating loss of the ActionTrac Joint Venture of $(179,000) and $(205,000) for the years ended January 31, 1996 and 1997, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, REVENUES, INCOME, EXPENSES OR OTHER FINANCIAL ITEMS, AND STATEMENT CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS.

OVERVIEW

    The Company is a UK based specialized computer services company which provides a wide range of high-end IT solutions and services, principally to Financial Times UK Top 500 companies and government authorities. The Company provides key elements of distributed computing, including systems development and integration, storage and client-server solutions and products, as well as extensive hardware and software support, including help desk support services. The Company believes it has a competitive advantage as a single-source, multivendor, multiple service solution provider to a broad range of corporate computing needs.

    The Company's operating subsidiaries K2 Systems Plc ("K2"), Xanadu Systems Ltd ("Xanadu") and CI Support Limited ("CI"), were acquired in fiscal 1995, Compass Computer Group ("Compass") was acquired in fiscal 1996 and Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") in fiscal 1997. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. K2 and Xanadu were acquired effective January 14, 1994. These acquisitions accelerated the development of the Company's systems integration activities and network computing activities, respectively. Effective November 1, 1994, the Company acquired all of the assets of CI. This acquisition allowed the Company to directly provide hardware maintenance services which had previously been contracted out by the Company to third parties. The CI acquisition also expanded the Company's support services. In February 1996 CI changed its name to 4Front Services Limited ("4Front Services").

    Effective April 6, 1995, the Company acquired Compass. Compass is a supplier of high-end information storage solutions. The acquisition of Compass has enabled the Company to become one of the leading suppliers within the UK of high capacity storage solutions and multi-processor servers to corporate and government users. The Compass acquisition also expanded the Company's systems integration and support business. In February 1997 Compass changed its name to 4Front Products Limited.

    Effective August 15, 1996, the Company acquired Hammer. Hammer is a supplier of storage solutions and computer sub-systems. The Company believes that the acquisition of Hammer will assist the Company in consolidating a leading position in the UK market for high end storage solutions and sub-systems.

    Effective October 11, 1996 the Company acquired Datapro. Datapro is a supplier of specialized services including systems integration, hardware and software maintenance and systems support, and other technology enabling services. The Company believes that the acquisition of Datapro will assist the Company in strengthening its position in the independent hardware maintenance industry.

    A substantial part of the Company's growth in the past four years has been achieved through acquisitions. Accordingly, the results of operations from period to period are not necessarily comparable.

    In the fourth quarter of fiscal year 1997, the Company took a charge of $2.3 million which relates to the Company's reorganization and restructuring of its maintenance and support services business to integrate those activities formerly carried on by 4Front Services, Compass and Datapro. In addition, in the fourth quarter of fiscal year 1997, the Company recorded a charge of $552,000 which relates to the write down of goodwill resulting from the Xanadu acquisition. The write down results from Xanadu's loss of several key contracts. Finally, as a result of the bankruptcy of ActionTrac Inc. on December 24, 1996, the Company took a charge of $1.3 million, consisting of $799,000 which represents the Company's investment in the ActionTrac joint venture, a partnership established by ActionTrac Inc. and the Company to provide help desk services, and $500,000 which represents the Company's investment in ActionTrac Inc.

RESULTS OF OPERATIONS

    Because of the effect upon the Company's results of operations for the years ended January 31, 1995, 1996 and 1997 of acquisitions made during those periods and write downs of certain asset carrying values and restructuring and reorganization costs, direct comparison of the Company's results of operations for these periods will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED WITH FISCAL YEAR ENDED JANUARY 31,
  1996

REVENUES

    Revenues for the fiscal year ended January 31, 1997 were $53.0 million, an increase of $20.8 million, or approximately 64.4% compared to $32.2 million for the year ended January 31, 1996. Approximately $13.8 million of this increase resulted from the Company's acquisitions of Hammer, effective August 15, 1996, and of Datapro, effective October 11, 1996, none of which revenues were included in the Company's results for the fiscal year ended January 31, 1996. The remaining $7.0 million of this increase came from the growth of the Company's existing businesses, principally in the services division. Products as a share of revenues accounted for 64.1% of total revenues for fiscal year ended January 31, 1997, a decrease from 75.6% of total revenues for the fiscal year ended January 31, 1996. Services as a share of revenues accounted for 35.9% of total revenues for fiscal year ended January 31, 1997, an increase from 24.4% of total revenues for the fiscal year ended January 31, 1996.

GROSS PROFIT

    Gross profit for the fiscal year ended January 31, 1997 was $17.0 million, an increase of $6.3 million, or 59.1% compared to $10.7 million for the year ended January 31, 1996. Gross margin decreased slightly to 32.1% for the fiscal year ended January 31, 1997 from 33.1% for the fiscal year ended January 31, 1996. This decrease in gross margin arose primarily as a result of the inclusion for the final six months of the fiscal year ended January 31, 1997 of Hammer's information storage systems business which has lower gross margins than some other areas of the Company's operations. As a share of total gross margins, services' share increased from 46.6% for the fiscal year ended January 31, 1996 to 72.9% for the fiscal year ended January 31, 1997. As a share of total gross margins, products' share decreased from 53.4% for the fiscal year ended January 31, 1996 to 27.1% for the fiscal year ended January 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for the fiscal year ended January 31, 1997 were $13.8 million, an increase of $4.2 million, or 44.2% compared to $9.6 million for the fiscal year ended January 31, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 26.0% in the fiscal year ended January 31, 1997, from 29.7% in the fiscal year ended January 31, 1996. Selling expenses increased to $6.6 million from $5.9 million in line with the expansion of the Company's business. General and administrative expenses increased to $7.2 million from $3.7 million primarily as a result of the growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the fiscal year ended January 31, 1997 was $976,000, an increase of $416,000, or 74.2% compared to $560,000 for the fiscal year ended January 31, 1996. This increase arose principally from the acquisitions of Hammer and Datapro. Depreciation for the fiscal year ended January 31, 1997 was $518,000, an increase of $162,000 or 45.4%, from $356,000 for the fiscal year ended January 31, 1996. Amortization of goodwill from acquisitions for the fiscal year ended January 31, 1997 was $458,000, an increase of $254,000, or 124.6%, from $204,000 for the fiscal year ended January 31, 1996. An amortization period of ten years is utilized with respect to goodwill arising from acquisitions.

WRITE DOWN OF GOODWILL

    In the fourth quarter of fiscal year 1997, the Company recorded a charge of $552,000 related to the write down of certain goodwill to estimated recoverable value. Such goodwill related to the Xanadu acquisition and was determined to have been impaired as a result of the loss during the year of several key franchises relating to the operation of this subsidiary. Moreover anticipated future cash flows of the subsidiary indicate that the recoverability of the asset is not reasonably assured.

    Upon determination that impairment of goodwill had occurred, the amount of the impairment was calculated by determining that portion of the goodwill which would not be expected to be recovered against operating income during the remaining amortization period.

REORGANIZATION AND RESTRUCTURING

    In the fourth quarter of fiscal year 1997, the Company incurred $2.3 million of pre-tax charges associated with the reorganization and restructuring of its maintenance and support services businesses. The reorganization and restructuring costs include those amounts that arose as a direct result of management commitment to strategic plans to integrate the Company's service operations formerly carried on by 4Front Services, Compass and Datapro. The reorganization and restructuring costs include $716,000 relating to write down of fixed assets, $1.25 million relating to property costs and $320,000 relating to the costs associated with the termination of employees.

WRITE DOWN OF INVESTMENT IN ACTIONTRAC INC.

    On December 24, 1996 ActionTrac Inc., the Company's former partner in the ActionTrac Joint Venture, filed for bankruptcy in the United States. As a result of the bankruptcy, during the fourth quarter of fiscal year 1997, the Company reviewed the carrying value of its investment in ActionTrac Inc. It was concluded that the investment was not recoverable and the Company has therefore written off its investment in ActionTrac Inc. of $500,000.

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES AND SHARE OF
  RESULTS IN EQUITY INVESTEE ("IBITI")

    IBITI for the fiscal year ended January 31, 1997 was ($609,000), a decrease of $1,168,000, as compared to $559,000 for the fiscal year ended January 31, 1996. As a percentage of revenues, IBITI decreased to (1.1%) in the fiscal year ended January 31, 1997 as compared to 1.7% for the fiscal year ended January 31, 1996.

    The above decreases result primarily from a goodwill write down of $552,000 and a charge for reorganization and restructuring of $2.3 million, a total of $2.8 million. See "--Overview".

    IBITI (excluding write-downs and reorganization and restructuring costs) for the fiscal year ended January 31, 1997 was $2.2 million, which as a percentage of revenues, was 4.2% for the fiscal year ended January 31, 1997.

INTEREST

    Interest expense for the fiscal year ended January 31, 1997 was $297,000, an increase of $39,000, or 14.8% compared to $258,000 for the fiscal year ended January 31, 1996.

    Interest income for the fiscal year ended January 31, 1997 was $277,000, an increase of $263,000 compared to $14,000 for the fiscal year ended January 31, 1996, primarily as a result of the cash from the offering in June 1996.

WRITE DOWN OF INVESTMENT IN EQUITY INVESTEE

    On December 24, 1996 ActionTrac Inc., the Company's former partner in the ActionTrac Joint Venture, filed for bankruptcy in the United States. As a result of the bankruptcy, during the fourth quarter of the fiscal year ended January 31, 1997, the Company reviewed the carrying value of its investment in and advances to the ActionTrac Joint Venture. It was concluded that these were not recoverable and the Company has therefore written off its investment in and advances to the ActionTrac Joint Venture of $798,810.

FISCAL YEAR ENDED JANUARY 31, 1996 COMPARED WITH FISCAL YEAR ENDED JANUARY 31,
  1995

REVENUES

    Revenues for the fiscal year ended January 31, 1996 were $32.2 million, an increase of $21.0 million, or approximately 187.5% compared to $11.2 million for the year ended January 31, 1995. Approximately $17.3 million of this increase resulted from the Company's acquisition of Compass effective April 6, 1995, none of which revenues were included in the Company's results for the fiscal year ended January 31, 1995. The remaining $3.7 million of this increase came from the expansion of the Company's existing business from $11.2 million for the fiscal year ended January 31, 1995 to $14.9 million for the fiscal year ended January 31, 1996, representing an increase of 33.1%.

WRITE DOWN OF SOFTWARE DEVELOPMENT COSTS

    Capitalized software development costs relate to the development of the StreamZ product aimed at providing a cost-effective communication solution for critical business applications. Due to recent advances in communication software technology and announcements by major software companies of new products with enhanced security features, the Company re-evaluated the net realizable value of its capitalized software development costs. As a result, accelerated amortization of $755,000 was recorded during 1996 to write down all previously capitalized software development costs.

GROSS PROFIT

    Gross profit for the fiscal year ended January 31, 1996 was $10.7 million, an increase of $6.3 million, or 143.2% compared to $4.4 million for the year ended January 31, 1995. Gross margin decreased from 39.4% for the fiscal year ended January 31, 1995 to 33.2% for the fiscal year ended January 31, 1996. This decrease in gross margin arose primarily as a result of the inclusion for the final ten months of the fiscal year ended January 31, 1996 of Compass' information storage systems business, which generated 53.7% of the Company's total revenues during the 1995 fiscal year, and which historically has had significantly lower gross margins than the other areas of the Company's operations. In addition, the Company was obligated to operate Compass as a stand alone entity until December 1995, pursuant to the terms of the Compass acquisition, and could not commence activities related to the full integration of its and Compass' operations, personnel and business. The decrease also reflects a reduction of 2.3% as a result of the write down of software development costs.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $9.6 million, an increase of $6.0 million, or 166.7% compared to $3.6 million for the year ended January 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 29.7% from 31.7% in the fiscal year ended January 31, 1995. Selling expenses increased from $2.6 million to $5.9 million primarily as a result of increased expenses relating to new product launches. The Company also increased marketing activity for its expanded maintenance business following the Compass acquisition and in established product lines. General and administrative expenses increased from $1.0 million to $3.7 million primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the fiscal year ended January 31, 1996 was $560,000, an increase of $344,000, or 159.3% compared to $216,000 for the fiscal year ended January 31, 1995. This increase arose principally from the acquisition of Compass. Depreciation was $356,000, an increase of $223,000 or 167.7%, from $133,000 for the prior period. Amortization of goodwill from acquisitions was $204,000, an increase of $121,000, or 145.8%, from $83,000 for the prior period. An amortization period of ten years is utilized with respect to goodwill arising from acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY
  INVESTEE

    IBITI for the fiscal year ended January 31, 1996 was $559,000, a decrease of $86,000, or 13.3%, as compared to $645,000 for the fiscal year ended January 31, 1995. As a percentage of revenues, IBITI decreased to 1.8% in the fiscal year ended January 31, 1996 as compared to 5.8% for the fiscal year ended January 31, 1995.

    IBITI (excluding write-downs) for the fiscal year ended January 31, 1996 was $1.3 million, an increase of $669,000, or 103.7%, as compared to $645,000 for the fiscal year ended January 31, 1995. As a percentage of revenues, IBITI (excluding write downs) decreased to 4.1% in the fiscal year ended January 31, 1996 as compared to 5.8% for the fiscal year ended January 31, 1995.

INTEREST

    Interest expense for the fiscal year ended January 31, 1996 was $258,000, an increase of $104,000, or 67.5% compared to $154,000 for the fiscal year ended January 31, 1995. This increase arose principally as a result of bridge financing arrangements relating to the acquisition of Compass. See "Liquidity and Capital Resources."

WRITE DOWN OF INVESTMENT IN EQUITY INVESTEE AND EQUITY INVESTEE LOSS

    Due to the accelerated pace of technological change (including recent advances in telecommunications systems and help desk software technology) and the increasing diversity in the market for help desk services the Company re-evaluated the net realizable value of its investment in and advances to the ActionTrac Joint Venture. As a consequence, during the fiscal year ended January 31, 1996, the Company recognized write downs of $582,000. Equity investee loss was $179,000 for the fiscal year ended January 31, 1996, reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the prior fiscal year, as the ActionTrac Joint Venture commenced operations in May 1995.

LIQUIDITY AND CAPITAL RESOURCES

    From inception until June 1996, the Company's sources of capital have been cash flows from operations, private placements of securities, primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996 the Company completed the sale of a further 450,000 shares, pursuant to the underwriters' over-allotment option. As a result of this offering the Company raised net proceeds of $16.0 million.

    As of January 31, 1997, the Company had a line of credit with a UK bank in the amount of L650,000 ($1 million). As of January 31, 1997 $583,000 was outstanding. In October 1994, a pre-existing line of credit in the amount of L180,000 ($272,000) was converted into a two year term loan, requiring repayment of principal at L8,075 ($12,800) per month. This term loan was repaid in full in the period to July 31, 1996. The outstanding credit facility is secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurances can be given.

    The Company's Compass subsidiary has a L997,000 ($1.64 million) line of credit (overdraft protection) with a UK bank, as of January 31, 1997, $296,000 was outstanding.

    The Company's Datapro subsidiary has a L700,000 ($1.15 million) line of credit (overdraft protection) with a UK bank of which (giving effect to applicable exchange rates then in effect) $298,000 (L186,000) was outstanding as of January 31, 1997.

    Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of January 31, 1997 were $504,105. These outstanding advances do not bear interest, and are payable on demand.

    The Company's working capital increased from $1.3 million deficit at January 31, 1996 to a surplus of $5.6 million at January 31, 1997.

    Net cash used by operating activities during the year ended January 31, 1997 was $2.1 million, which reflected the net effect of an increase in accounts payable, inventories, accrued liabilities, accounts receivable and an increase in deferred revenue combined with depreciation and amortization. Net cash used by investing activities was $4.8 million, for the year ended January 31, 1997, primarily reflecting cash used for the acquisitions of Hammer and Datapro and the purchase of equipment. Net cash provided by financing activities was $12.1 million for the year ended January 31, 1997, resulting primarily from the net proceeds from the issuance of common stock repayment of bank lines of credit and payments of outstanding obligations.

    The Company believes that the net proceeds from the Offering, together with cash flows from operations and borrowing availability under its credit facilities, will satisfy the Company's anticipated working capital requirements through at least the next twelve months. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's stockholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are listed below, together with brief summaries of their business experience and certain other information.

NAME                              AGE                                    POSITION
----------------------------      ---      --------------------------------------------------------------------
Anil Doshi..................          52   Chairman of the Board, Chief Executive Officer, and Director
Mark Ellis..................          43   President, Chief Operating Officer and Director
Kenneth Newell..............          53   Chief Executive Officer of 4Front Group and Director
Terence Burt................          40   Managing Director, Services Division and Director
Joel William Jervis.........          47   Managing Director, Products Division and Director
Craig Kleinman..............          41   Secretary and Director
Stephen McDonnell...........          34   Chief Financial Officer
Brian V. Murray.............          49   Director
Arthur Keith Ross...........          45   Director

    ANIL DOSHI is Chairman of the Board of Directors, Chief Executive Officer and a Director of the Company since April 1993. Mr. Doshi co-founded Communic8 Software (the Company's predecessor-in-interest) in January 1990 and served as its Chairman from April 1992 to March 1993. Mr. Doshi is a Fellow of the Institute of Chartered Accountants in England and Wales, and he is also an Associate of the Institute of Taxation. From January 1990 until October 1990, Mr. Doshi served as Deputy Chairman of PPI Enterprises, Inc., a New York based holding company ("PPI"). From 1986 to 1990, Mr. Doshi served as a consultant to Polly Peck International, PPI's parent company.

    MARK ELLIS is President, Chief Operating Officer and Director of the Company since April 1993. Mr. Ellis co-founded Communic8 Software and served as a director from January 1992 until March 1993. From September 1988 to January 1991, Mr. Ellis served as the President of PPI. As President of PPI, he managed that company's American expansion program and negotiated a number of acquisitions in the U.S., including the $875 million acquisition of Del Monte Tropical Fruit from RJR Nabisco. Mr. Ellis attended St. John's College at Cambridge University in England and received a B.A. in Law in 1975, an L.L.B. in 1976, and an M.A. in Law in 1978.

    KENNETH NEWELL is a Director of the Company since April 1996 and a co-founder of K2 Group Plc (now 4Front Group Plc), the Company's wholly-owned U.K. operating subsidiary in 1988. Mr. Newell has been 4Front Group plc's Chief Executive since 1990. Prior to establishing K2 he worked for four years at Star Computer Group, a publicly listed U.K. company, and one of the early implementers of the open systems computing concept in the U.K., where he held a number of positions, including Sales Director from 1985 through 1988. Mr. Newell is a Fellow of the Institute of Chartered Secretaries and Administrators following study at the City of London College.

    TERENCE BURT was a co-founder of K2 Group Plc (now 4Front Group Plc) in 1988, and was Managing Director of the Company's systems integration division between 1990 and 1996. He became Managing Director of the services division in 1996, and became a Director of the Company in April 1997. Mr. Burt graduated from the University of Hertfordshire where he qualified as an Associate of the Association of Cost and Management Accountants.

    JOEL WILLIAM JERVIS was the Managing Director of the Company's information storage systems division between 1994 and 1996 and became Managing Director of the Products Division in 1996, and became a Director of the Company in April 1997. Prior to joining Compass in July 1994 Mr. Jervis was Executive Chairman of DCM Holdings Plc during which time it grew from a L1.3 million business in 1989 to a L6 million business in 1992, at which time the business was sold to Kode International Plc. Mr. Jervis served as a Director of Kode International Plc prior to joining Compass. Mr. Jervis is an electronics engineer, starting his career with Burroughs in both Australia and the UK.

    CRAIG KLEINMAN is Secretary and a Director of the Company since April 1993. Mr. Kleinman had served as Chief Financial Officer of the Company from April 1993 until April 1996. During the past nine years, Mr. Kleinman has been a shareholder in the certified public accounting firm Kleinman, Guerra & Company, P.C. Mr. Kleinman received a B.S. degree in accounting from the University of Colorado in 1978 and is a member of the American Institute of Certified Public Accountants.

    STEPHEN MCDONNELL has been Chief Financial Officer of the Company since September 1996. From April 1993 to September 1996, Mr. McDonnell served 4Front Group plc as a financial accountant. Prior to joining the Company in April 1993, Mr. McDonnell was Chief Accountant for 5 years to French Connection plc, a L60 million publicly traded company in the UK. Mr. McDonnell graduated from the College of Commerce in Dublin, Ireland.

    BRIAN V. MURRAY has been a Director of the Company since April 1996. Mr. Murray is President and Chief Executive Officer of B.V. Murray & Co., an investment banking firm, which he founded in July 1996. Prior thereto, Mr. Murray held various positions at Bear, Stearns & Co., Inc. from 1976 until July 1996, when he was a Senior Managing Director.

    ARTHUR KEITH ROSS has been a Director of the Company since February 1996. Mr. Ross is currently a private investor and a consultant to the London law firm, Denton, Hall and Burgin. From 1986 to 1994, Mr. Ross was a partner in the London law firm Clifford Chance, which he joined in 1984. Mr. Ross headed the Clifford Chance South East Asian office in Singapore from 1988 to 1991. Mr. Ross attended Christ's College at Cambridge University in England and received a BA in Law in 1973 and an MA in Law in 1976.

    All directors hold office until the next meeting of the stockholders of the Company and until their successors are elected and qualified.

    The Board of Directors has an Audit Committee which is charged with reviewing the Company's internal accounting procedures and consulting with and reviewing the selection of the Company's independent auditors. The Audit Committee currently consists of Messrs. Doshi, Ross and Murray. The Audit Committee was formed in fiscal 1997. The Board of Directors also has a Compensation Committee charged with recommending to the Board the compensation for the Company's executives and administering the Company's stock option plans. The Compensation Committee is currently composed of Messrs. Doshi, Ellis, Murray and Ross. The Compensation Committee was formed in fiscal 1997. The Board of Directors has also established an Executive Committee charged with exercising powers of the Board of Directors expressly delegated to it. The Executive Committee is currently composed of Messrs. Doshi and Ellis. During fiscal 1996, the Executive Committee met five times. During fiscal 1997, the Executive Committee met once. Each director attended at least 75% of the meetings of all committees of the Board of Directors on which he served.

ITEM 11.  EXECUTIVE COMPENSATION

    The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to the Company's chief executive officer and four other most highly compensated executive officers during the fiscal years ended January 31, 1997, 1996 and 1995. Except as noted below, no executive officer of the Company or any of its then existing subsidiaries earned compensation in excess of $100,000 during any of these periods.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                              ANNUAL COMPENSATION                 COMPENSATION
                                                       ----------------------------------  ---------------------------
                                                         FISCAL                              STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR(1)      SALARY      BONUS     OPTIONS   COMPENSATION(2)
-----------------------------------------------------  -----------  ----------  ---------  ---------  ----------------
Anil Doshi...........................................        1997   $  169,821  $  24,105          0   $   19,631
Chief Executive Officer(3)                                   1996       38,196          0    120,000            0
                                                             1995            0          0    150,000            0(4)
Mark Ellis...........................................        1997   $  158,336  $  24,105          0   $   15,260
President and Chief Operating Officer                        1996       36,158          0    120,000       10,266
                                                             1995            0          0    150,000       10,560(4)
Kenneth Newell.......................................        1997   $  129,902  $  24,105          0   $   25,604
Chief Executive--4Front Group                                1996      107,107     23,626    109,300       29,580
                                                             1995       90,993          0     90,700       28,064
Terence Burt.........................................        1997   $  110,080  $  44,996          0   $   21,526
Managing Director--Services Division                         1996       94,506     39,378     98,050       13,368
                                                             1995       84,920     11,503     66,950       13,053
Joel Jervis(5).......................................        1997   $  110,080  $  44,996          0   $   21,809
Managing Director--Products Division                         1996       73,946     10,238          0       11,420
                                                             1995            0          0          0            0

------------------------

(1) Represents the period beginning February 1 of the prior year and ending January 31 of the year indicated.

(2) As to Mr. Doshi, represents contributions made by the Company to Mr. Doshi's Executive Pension Plan and Insurance benefits. As to Messrs. Ellis, Newell, Burt and Jervis, represents the dollar value of car allowance, insurance benefits and contributions to voluntary money purchase pensions plans.

(3) Mr. Doshi entered into an employment agreement with the Company in November 1995, which provides for an annual base salary of $200,000 as of February 1, 1997. See "--Employment Agreements." Prior to November 1995, Mr. Doshi did not receive any salary compensation for services to the Company.

(4) Does not include a consulting fee of $150,000 incurred by the Company to Aliki Financial Corp., in which Mr. Doshi has a 65% interest and Mr. Ellis has a 35% interest. Such charge has not yet been paid by the Company. See "Certain Transactions--Advances from Affiliates."

(5) Compensation received subsequent to April 6, 1995, the effective date of the Company's acquisition of CCG Holdings Limited.

    There were no options granted to any of the Company's executive officers named in the Summary Compensation Table during the year ended January 31, 1997.

    The following table sets forth at January 31, 1997, the number of options and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table who held options at January 31, 1997. Mr. Jervis exercised 53,639 options during the fiscal year 1997, no other options were exercised in the fiscal year ended January 31, 1997.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                      NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED
                                                                      OPTIONS AT YEAR END             VALUE OF
                                                                --------------------------------     UNEXERCISED
NAME                                                            EXERCISABLE     UNEXERCISABLE       IN-THE-MONEY
--------------------------------------------------------------  -----------  -------------------     OPTIONS AT
                                                                                                     YEAR END(1)
                                                                                                  -----------------
Anil Doshi....................................................     270,000                0                 0(1)
Mark Ellis....................................................     270,000                0                 0(1)
Kenneth Newell................................................     200,000                0                 0(1)
Terence Burt..................................................     165,000                0                 0(1)
Joel Jervis...................................................           0                0                 0(1)

------------------------

(1) Computed based upon the difference between the stock option exercise price and the closing price of the Company's Common Stock on January 31, 1997 ($4.00).

EMPLOYMENT ARRANGEMENTS

    Messrs. Doshi and Ellis have entered into employment agreements with the Company commencing November 1, 1995. These agreements are terminable at any time after an initial term of three years on one years' notice. Under such agreements, Messrs. Doshi and Ellis are entitled to base annual salaries of L125,000 ($200,000) and L110,000 ($176,000), respectively, plus pension contributions not to exceed 7% of such base salaries. Prior to the execution of such employment agreements, neither Messrs. Doshi nor Ellis had received salary compensation for services performed for the Company and its affiliates.

    Messrs. Newell, Burt and Jervis entered into employment agreements with 4Front Group at salaries as at January 31, 1997 of L90,000 ($144,225), L85,000 ($136,213) and L85,000 ($136,213), respectively.

    No other executive officer is currently party to an employment agreement with the Company. As appropriate, other employment contracts may be entered into with other key executives.

STOCK OPTIONS AND BENEFIT PLANS

    In September and November 1994 the Company issued a total of 1,260,875 options to management, employees and consultants, exercisable for five years at an exercise price of $4.00 per share.

    In August and November 1995 the Company issued a total of 725,463 options to management, employees and consultants, exercisable for five years at an exercise price of $5.00 per share. Of the options granted, 120,000, 120,000, 60,000, 20,000, 109,300 and 98,050, were granted to Messrs. Doshi, Ellis, Kleinman, Ross, Newell, Burt, respectively.

    The Company operates contributory, non-defined pension plans for the benefit of Messrs. Newell, Burt, and Jervis, to which it makes periodic contributions of approximately L11,000 ($18,000) per annum.

1996 EQUITY INCENTIVE PLAN

    In May 1996, the Company, adopted the 1996 4Front Software International, Inc. Equity Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 400,000 shares of the Common Stock of the Company. The Plan permits the grant of options to officers, employees, directors and consultants of the Company. This Plan was approved by stockholders on February 5, 1997 and pursuant to the Plan a total of 247,000 options, exercisable at between $3 3/8 and $5 3/4 per share, being at an above market value at time of grant, have been granted to employees and to two directors.

COMPENSATION OF DIRECTORS

    Messrs. Murray and Ross each receive compensation of $15,000 per year. No other director receives any compensation for services as a director. In addition, the Plan provides for the grant of up to 20,000 options to directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee currently consists of Messrs. Doshi, Ellis, Murray and Ross. Messrs. Doshi and Ellis abstain from votes on their compensation. See "--Compensation of Directors"

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 21, 1997, (i) by each of the Company's executive officers named in the Summary Compensation Table (ii) by all executive officers and directors as a group and (iii) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

                                                                              NUMBER OF SHARES       PERCENTAGE
BENEFICIAL OWNER--NAME AND ADDRESS                                          BENEFICIALLY OWNED(1)     OWNERSHIP
-------------------------------------------------------------------------  -----------------------  -------------
Anil Doshi(*)............................................................      954,700(2)                13.76%
Mark Ellis(*)............................................................      542,300(3)                 7.95%
Kenneth Newell(*)........................................................      262,578(4)                 3.91%
Craig Kleinman(*)........................................................       82,500(5)                 1.25%
Terence Burt(*)..........................................................      237,582(6)                 3.55%
Joel William Jervis(*)...................................................       96,139(7)                 1.47%
Stephen McDonnell(*).....................................................       34,500(8)                 0.53%
Brian Murray(*)..........................................................       12,500(9)                 0.19%
Arthur Keith Ross(*).....................................................      185,950(10)                2.81%
FMR Corporation(**)......................................................      435,000(11)                6.68%
Putnam Investments, Inc.(***)............................................      329,000(12)                5.05%
All Directors and Executive Officers                                         2,368,749(2)(3)(4)(5)(6)      30.09%
  as a Group (9) persons.................................................             (7)(8)(9)(10)

------------------------

   * Address is 4 Colonial Business Park, Colonial Way, Watford, Herts WD2 4PR England.

  ** 82 Devonshire Street, Boston, Massachusetts 02109.

 *** One Post Office Square, Boston, Massachusetts 02109.

 (1) All shares are beneficially owned, such persons have sole investment and voting power subject to applicable community property and similar laws, unless otherwise indicated.

 (2) Includes 20,000 shares and 20,000 warrants owned by Aliki Financial Corp., in which Mr. Doshi has a 65% interest. Also includes 270,000 shares purchasable pursuant to immediately exercisable options and 112,000 shares purchasable pursuant to immediately exercisable warrants.

 (3) Includes 20,000 shares and 20,000 warrants owned by Aliki Financial Corp., in which Mr. Ellis has a 35% interest. Also includes 270,000 shares purchasable pursuant to immediately exercisable options.

 (4) 26,737 of such shares are held directly by Mr. Newell and 7,051 shares are held directly by Mr. Newell's wife; Lex Nominees International holds 28,790 shares as nominee for a Jersey resident settlement established for the benefit of Mr. Newell and his wife and children. Also includes 200,000 shares purchasable pursuant to immediately exercisable options.

 (5) Includes 75,000 shares purchasable pursuant to immediately exercisable options.

 (6) 441 of such shares are held directly by Mr. Burt and 33,347 shares are held directly by Mr. Burt's wife; Lex Nominees International holds the remaining 28,794 shares as nominee for a Jersey resident settlement established for the benefit of Mr. Burt and his wife and children. Also includes 175,000 shares purchasable pursuant to immediately exercisable options.

 (7) Includes 42,500 shares purchasable pursuant to immediately exercisable options.

 (8) Includes 34,500 shares purchasable pursuant to immediately exercisable options.

 (9) Includes 10,000 shares purchasable pursuant to immediately exercisable options.

 (10) Includes 87,100 shares purchasable pursuant to immediately exercisable options and warrants.

 (11) The information is based on information contained in a Schedule 13G filed by the stockholder.

 (12) The information is based on information contained in a Schedule 13F filed by the stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ACQUISITIONS

    As part of the acquisition by the Company of Compass in 1995, the Company agreed to the conditional issuance of (i) a total of 108,836 additional shares of common stock to Richard Sharpe, until April 1996 the Company's General Manager of Network Communications and currently a Consultant to the Company, his wife and two trusts of which the Sharpes are beneficiaries and (ii) options to purchase an additional 29,959 shares of the Company's Common Stock at $0.01 per share to Joel Jervis, all based on the post-acquisition earnings of Compass for the period ending March 31, 1996. In December 1995, the Company entered into an agreement with the prior shareholders of Compass and Mr. Jervis whereby the conditions to the issuance of these additional shares were deemed satisfied, resulting in the immediate issuance of these conditional shares and options. Such options were exercised by Mr. Jervis in April, 1996.

ADVANCES FROM AFFILIATES AND RECEIVABLE FROM RELATED PARTY

    As of January 31, 1997, a total of $504,105 remained outstanding to Mr. Doshi and Mr. Ellis, primarily representing advances made to fund the operations of the Company, but also including $150,000 owed to Aliki for payment of consulting services rendered by Aliki to the Company in 1994 (a corporation in which Messrs. Doshi and Ellis have interests of 65% and 35% respectively), in connection with capital raising and acquisitions. These payables are non-interest bearing and unsecured, due on demand. Repayment is subordinated to payment by the purchaser (a related party) of DesignBase and CommsWare of all payables to the Company assumed in connection with the sale by the Company of DesignBase and CommsWare in 1994 ($644,356 remains outstanding at January 31,
1997). Payment of such assumed payables has been guaranteed by Mr. Doshi and Aliki.

OTHER TRANSACTIONS

    In connection with a bridge financing completed in January 1995, the Company issued a promissory note in the principal amount of $480,000 bearing interest at 10% per annum to Jayantilal V. Doshi, the father of Anil Doshi. As further consideration for this loan, Mr. J. V. Doshi received 12,000 shares of Common Stock and warrants to purchase an additional 120,000 shares at an exercise price of $4.50 per share. This bridge loan, plus interest, was initially due on May 31, 1995. In June, 1995 the $480,000 principal amount of this loan, plus an additional $500,000, was exchanged by Mr. J. V. Doshi for a promissory note in the principal amount of $980,000, bearing interest at 10%, due on or before December 14, 1995. In connection with this additional loan, Mr. J. V. Doshi was issued 24,500 shares of Common Stock and warrants to purchase 245,000 additional shares at an exercise price of $4.50 per share. Effective December 14, 1995, this promissory note was amended to provide for a maturity date of June 19, 1996, and was fully repaid.

    Prior to his appointment as a non-executive director of the Company, Mr. Ross purchased 15,000 shares of the Company's Common Stock and warrants to purchase 15,000 shares for total consideration of $66,000 in the Company's May, 1995 private placement of securities. In June, 1995, Mr. Ross loaned $50,000 to the Company, in consideration of which the Company issued to Mr. Ross 1,250 shares of Common Stock and warrants to purchase 12,500 shares. The $50,000 loan has been repaid to Mr. Ross, with interest.

    The Company believes that all transactions with related parties have been upon terms at least as favorable to the Company as those which would have been available to the Company from unrelated parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND RESPORTS ON FORM 8-K

(a       )        1. Financial Statements. See Index to Consolidated Financial Statements
                      commencing on page F-1 of this Report
                  2. Financial Statement Schedules. See Index to Consolidated Financial
                      Statements commencing on page F-1 of this Report
                  3. Exhibits

    The following exhibits are filed or incorporated by reference as part of this Report (Exhibit Nos. 10.01, 10.2, 10.12, 10.13, 10.14, 10.20, 10.21, 10.22,
10.40 and 10.41 are management contracts, compensation plans or arrangements):

3.1               --  Articles of Incorporation of the Company, as amended to date.(5)
3.2               --  Bylaws of the Company, as amended to date.(5)
4.1               --  Specimen Form of Stock Certificate for the Company's registered stock.(5)
4.2               --  Warrant Agreement by and between the Company and American Securities
                        Transfer, Inc. dated February 10, 1993, and Form of Warrant.(5)
4.4               --  1995 Amendment to Warrant Agreement by and between the Company and American
                        Securities Transfer, Inc. dated February 10, 1993, and Form of Warrant.(6)
10.1              --  Stock option plan dated July 27, 1989.(2)
10.2              --  Indemnity Agreement between the Company and Craig Kleinman dated October 27,
                        1987.(1)
10.3              --  Schedule of Indemnity Agreements substantially identical to Exhibit 10.6.(1)
10.4              --  Share Sale Agreement Relating to K-2 Group Plc dated March 7, 1994 by and among Lex Nominees International Limited and ORS, Peter Leith Wellings and
                        4Front Software International, Inc.(4)
10.5              --  Form of Securities Purchase Agreement dated as of March 7, 1994, between each shareholder and 4Front Software International, Inc.(4)
10.6              --  Form of Option to Purchase Shares in 4Front Software International, Inc.
                        dated as of March 7, 1994 by and among 4Front Software International, Inc.
                        and shareholders of K-2 Group.(4)
10.7              --  Agreement of Partnership of ActionTrac International, a California general partnership, dated as of December 7, 1993.(5)
10.8              --  Option Agreement dated as of December 8, 1993 between the Company and
                        ActionTrac, Inc., as amended.(5)
10.9              --  License and Security Agreement dated as of December 7, 1993 between
                        ActionTrac International and ActionTrac, Inc.(5)
10.10             --  Limited Territory License and Security Agreement dated as of December 7,
                        1993 between the Company and ActionTrac, Inc.(5)
10.11             --  Loan agreement with Midland Bank plc dated June 3, 1993.(5)
10.12             --  Form of Executive Pension Plan for the benefit of Anil Doshi.(5)
10.13             --  Form of Executive Pension Plan for the benefit of Mark Ellis.(5)
10.14             --  Form of Executive Officer Service Agreement (the Company).(5)
10.15             --  Agreement between the Company and La Jolla Securities Corporation dated
                        December 15, 1993.(5)
10.16             --  Midland Bank Loan Agreement with K2 dated February 11, 1994.(5)
10.17             --  Midland Bank Overdraft and Forward Exchange Agreement with K2, Xanadu and
                        Mitre dated February 14, 1994.(5)
10.18             --  Lease Agreement dated September 7, 1988 for lease by K2 of premises at Unit
                        4, Colonial Business Park, Colonial Way, Watford England, as amended.(5)

10.19             --  Lease Agreement dated April 28, 1992 for lease by K2 of premises at Units 5 and 6, Colonial Business Park, Colonial Way, Watford England.(5)
10.20             --  Form of Executive Officer Service Agreement (K2).(5)
10.21             --  K2 Systems Group Pension Scheme effective March 6, 1991.(5)
10.22             --  Form of Executive Pension Plan for the benefit of Ken Newell.(5)
10.23             --  Form of Amendment dated October 21, 1994 to Option to Purchase Shares in
                        4Front Software International, Inc. dated as of March 7, 1994 by and among
                        4Front Software International, Inc. and shareholders of K-2 Group.(6)
10.24             --  Facility Letter dated October 3, 1994 from Midland Bank Plc to K2 Group
                        Plc.(6)
10.25             --  Facility Letter dated April 10, 1995 from Midland Bank Plc to K2 Group
                        Plc.(6)
10.26             --  Warrant dated August 10, 1994 in favor of La Jolla Securities
                        Corporation.(6)
10.27             --  Form of November 1, 1994 Option Agreement for Employees and Consultants.(6)
10.28             --  Share Sale Agreement Relating to DesignBase Properties Limited effective
                        February 1, 1995 by and among 4Front Group Plc, Properties Holding Limited and Anthony Malpas.(6)
10.29             --  Share Sale Agreement Relating to CommsWare Limited effective February 1,
                        1995 by and among 4Front Group Plc, Properties Holding Limited and Anthony
                        Malpas.(6)
10.30             --  Guarantee and Subordination Agreement dated April 24, 1995 between the
                        Company, Anil Doshi and Aliki Financial Corp.(6)
10.31             --  Share Sale Agreement Relating to CI Support Limited effective November 1,
                        1994 by and among Burnaby Investments Limited and K2 Group plc.(6)
10.32             --  Share Sale Agreement Relating to CCG Holdings Limited dated May 11, 1995 by and among Richard Ian Sharpe & ORS and the Company.(6)
10.33             --  Option to Purchase Shares in 4Front Software International, Inc. dated as of
                        May 11, 1995 by and 4Front Software International, Inc. and Joel William
                        Jervis.(6)
10.34             --  Service Agreement dated May 11, 1995 between the Company, CCG Holdings Ltd and Richard Ian Sharpe.(6)
10.35             --  Service Agreement dated May 11, 1995 between the Company, CCG Holdings Ltd and Joel William Jervis.(6)
10.36             --  Lease Agreement dated September 11, 1992 for lease by Compass of premises at
                        Unit C, Kennetside Industrial Estate, Bone Lane, Newbury Berkshire
                        England.(6)
10.37             --  Lease Agreement dated September 11, 1992 for lease by Compass of premises at
                        Unit C, Kennetside Industrial Estate, Bone Lane, Newbury Berkshire
                        England.(6)
10.38             --  Facility Letter dated May 25, 1994 from Barclays Bank Plc to Compass
                        Computer Group Limited.(6)
10.39             --  Facility Letter dated April 12, 1995 from Barclays Bank Plc to Compass
                        Computer Group Limited.(6)
10.40             --  Form of Employment Agreement effective as of November 1, 1995 between the
                        Company and Anil Doshi.(7)
10.41             --  Form of Employment Agreement effective as of November 1, 1995 between the
                        Company and Mark Ellis.(7)
10.42             --  Form of August, 1995 Option Agreement for Employees and Consultants.(7)
10.43             --  Share Sale Amendment Agreement dated December 13, 1995 between Richard Ian
                        Sharpe & ORS, the Company, Joel Jervis, CCG Holdings Limited and 4Front
                        Group PLC.(7)
10.44             --  Put Option Agreement dated December 13, 1995 between Richard Ian Sharpe &
                        ORS and the Company.(7)
10.45             --  Service Agreement dated December 13, 1995 between Richard Ian Sharpe and
                        4Front Group PLC.(7)
10.46             --  Amendment to Option Agreement dated December 13, 1995 between Joel Jervis and the Company.(7)
16.1              --  Letter from AJ. Robbins PC regarding change in certifying accountant.(8)

16.2              --  Letter from AJ. Robbins PC regarding change in certifying accountant.(9)
21.1              --  List of Subsidiaries.
23.1              --  Consent of KPMG
23.2              --  Consent of AJ. Robbins PC
27.0              --  Financial Data Schedule

------------------------

(1) Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987

(2) Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

(3) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

(4) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 7, 1994.

(5) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

(6) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

(7) Previously filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal period ended October 31, 1995.

(8) Previously filed as Exhibit to the Company's Report on Form 8-K dated January 2, 1996.

(9) Previously filed as Exhibit to the Company's Report on Form 8-K dated January 23, 1996.

(10) Previously filed as Exhibit to the Company's Report on Form 10-K dated April 26, 1996.

    (b)  Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                4FRONT SOFTWARE INTERNATIONAL, INC.

                                By:                /s/ ANIL DOSHI
                                     -----------------------------------------
                                         Anil Doshi, CHAIRMAN OF THE BOARD,
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR

                                Date: April 28, 1997

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME AND POSITION                DATE
------------------------------  -------------------
        /s/ ANIL DOSHI
------------------------------
 Anil Doshi, Chairman of the
            Board,                April 28, 1997
 Chief Executive Officer and
           Director
(Principal Executive Officer)

        /s/ MARK ELLIS
------------------------------
    Mark Ellis, President,        April 28, 1997
 Chief Operating Officer and
           Director

      /s/ KENNETH NEWELL
------------------------------    April 28, 1997
  Kenneth Newell, Director,

      /s/ CRAIG KLEINMAN
------------------------------
Craig Kleinman, Secretary and     April 28, 1997
           Director

    /s/ ARTHUR KEITH ROSS
------------------------------    April 28, 1997
 Arthur Keith Ross, Director

     /s/ BRIAN V. MURRAY
------------------------------    April 28, 1997
  Brian V. Murray, Director

     /s/ TERENCE W. BURT
------------------------------    April 28, 1997
  Terence W. Burt, Director

      /s/ JOEL W. JERVIS
------------------------------    April 28, 1997
    Joel Jervis, Director

    /s/ STEPHEN MCDONNELL
------------------------------
   Stephen McDonnell, Chief
 Financial Officer (Principal     April 28, 1997
   Financial and Accounting
           Officer)

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report Covering the Consolidated Financial Statements as of and for the years ended
  January 31, 1996 and 1997................................................................................        F-2
Independent Auditors' Report Covering the Consolidated Financial Statements as of and for the year ended
  January 31, 1995.........................................................................................        F-3
Consolidated Financial Statements:
  Consolidated Balance Sheets as of January 31, 1996 and 1997..............................................        F-4
  Consolidated Statements of Operations for the years ended January 31, 1995, 1996 and 1997................        F-5
  Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1995, 1996 and
    1997...................................................................................................        F-6
  Consolidated Statements of Cash Flows for the years ended January 31, 1995, 1996 and 1997................        F-7
  Notes to the Consolidated Financial Statements...........................................................        F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
4Front Software International, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of 4Front Software International, Inc. and subsidiaries as of January 31, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4Front Software International, Inc. and Subsidiaries as of January 31, 1996 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

KPMG
Chartered Accountants
Registered Auditors

London, England
April 28, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
4Front Software International, Inc. and Subsidiaries

    We have audited the related consolidated statements of operations, changes in stockholders' equity and cash flows of 4Front Software International, Inc., for the year ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 4Front Software International, Inc. and Subsidiaries for the year ended January 31, 1995, in conformity with generally accepted accounting principles.

               [LOGO]

A.J. Robbins PC
Certified Public Accountants
  and Consultants

Denver, Colorado
April 24, 1995

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           JANUARY 31,
                                                    --------------------------
                                                        1996          1997
                                                    ------------  ------------
                                    ASSETS

CURRENT ASSETS:
  Cash............................................  $  1,391,644  $  6,652,888
  Accounts receivable, net of allowance for
    doubtful accounts of $79,000 and $273,205,
    respectively..................................     7,533,188    15,365,270
  Deposits........................................        37,250        30,843
  Inventories.....................................     3,339,998     7,132,470
  Prepaid expenses................................       396,623       904,838
  Deferred offering costs.........................       338,595       --
  Income taxes receivable.........................       160,166        32,122
  Other current assets............................       266,582       230,410
                                                    ------------  ------------
    Total current assets..........................    13,464,046    30,348,841
PROPERTY AND EQUIPMENT, net.......................       905,976     2,050,485
INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE.....       248,048       143,422
RECEIVABLE, RELATED PARTY.........................       644,356       644,356
INTANGIBLE ASSETS, net............................     2,074,400     7,777,448
DEFERRED INCOME TAX...............................       --            973,511
OTHER ASSETS......................................       606,594        83,332
                                                    ------------  ------------
    TOTAL ASSETS..................................  $ 17,943,420  $ 42,021,395
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................  $  6,644,065  $ 13,057,511
  Accrued liabilities.............................     1,559,673     2,483,160
  Stockholder advances............................       391,842       504,105
  Lines of credit--bank...........................     1,482,763     1,176,848
  Notes payable (including amounts with related
    party of $980,000)............................     1,695,403       --
  Capital lease obligations, current portion......        54,888       545,903
  Income taxes payable............................       374,688       493,495
  Deferred revenue................................     2,546,604     6,503,043
                                                    ------------  ------------
    Total current liabilities.....................    14,749,926    24,764,065
CAPITAL LEASE OBLIGATIONS, less current portion...        92,718       488,795
                                                    ------------  ------------
    TOTAL LIABILITIES.............................    14,842,644    25,252,860
                                                    ------------  ------------
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 30,000,000 shares
    authorized, 3,005,108 and 6,514,747 shares
    issued and outstanding, respectively..........     6,972,674    22,988,088
  Accumulated (deficit)...........................    (3,878,599)   (6,222,386)
  Cumulative foreign currency translation
    adjustment....................................         6,701         2,833
                                                    ------------  ------------
    Total stockholders' equity....................     3,100,776    16,768,535
                                                    ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....  $ 17,943,420  $ 42,021,395
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED JANUARY 31,
                                                                      -------------------------------------------
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
REVENUES............................................................  $  11,240,081  $  32,248,697  $  53,014,923
                                                                      -------------  -------------  -------------

Cost of revenues....................................................      6,814,383     20,807,858     36,018,074
Write down of software development costs............................       --              755,184       --
                                                                      -------------  -------------  -------------
GROSS PROFIT........................................................      4,425,698     10,685,655     16,996,849

OPERATING EXPENSES:
  Selling, general and administrative expenses......................      3,565,063      9,566,257     13,791,615
  Depreciation......................................................        132,743        356,379        518,222
  Amortization......................................................         82,870        203,938        458,016
  Write down of goodwill............................................       --             --              551,696
  Reorganization and restructuring costs............................       --             --            2,286,432
                                                                      -------------  -------------  -------------
    Total operating expenses........................................      3,780,676     10,126,574     17,605,981
                                                                      -------------  -------------  -------------

INCOME (LOSS) BEFORE INTEREST, INCOME TAXES, SHARE OF RESULTS IN
  EQUITY INVESTEE AND WRITE DOWN OF INVESTMENTS.....................        645,022        559,081       (609,132)

Interest income.....................................................         11,624         14,189        277,141
Interest expense....................................................       (153,518)      (258,421)      (296,638)
Write down of investments...........................................       --             --             (500,000)
                                                                      -------------  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES AND SHARE OF RESULTS IN EQUITY
  INVESTEE..........................................................        503,128        314,849     (1,128,629)

SHARE OF RESULTS IN EQUITY INVESTEE (INCLUDES WRITE DOWN OF
  INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE)....................       --             (761,016)      (798,810)
                                                                      -------------  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES...................................        503,128       (446,167)    (1,927,439)

INCOME TAXES........................................................        148,000        205,784        416,348
                                                                      -------------  -------------  -------------
NET INCOME (LOSS)...................................................  $     355,128  $    (651,951) $  (2,343,787)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
NET INCOME (LOSS) PER COMMON SHARE..................................  $        0.20  $       (0.24) $       (0.45)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Weighted average number of common shares outstanding................      1,812,853      2,742,614      5,170,254
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

        See accompanying notes to the consolidated financial statements

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      FOREIGN
                                                                                     CURRENCY
                                                                    ACCUMULATED     TRANSLATION
                                          SHARES       AMOUNT        (DEFICIT)      ADJUSTMENT         TOTAL
                                        ----------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1994.............   1,417,200  $   3,314,472  $  (3,581,776)   $   174,958    $     (92,346)

Conversion of debenture...............     112,000        350,000       --              --               350,000
Exercise of stock options.............      57,500         38,352       --              --                38,352
Stock issued in private placement, net
 of offering costs....................     773,625      1,768,385       --              --             1,768,385
Stock issued for services.............      18,750         75,000       --              --                75,000
Additional shares issued to acquire K2
 Group................................     112,500        225,000       --              --               225,000
Stock issued to bridge loan holders...      19,750         39,500       --              --                39,500
Net income for the year...............      --           --              355,128        --               355,128
Foreign currency translation
 adjustment...........................      --           --             --               45,912           45,912
                                        ----------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1995.............   2,511,325      5,810,709     (3,226,648)       220,870        2,804,931

Stock issued to acquire Compass.......     192,556        385,112       --              --               385,112
Stock issued to bridge loan holders...      25,750         51,500       --              --                51,500
Stock issued in private placement, net
 of offering costs....................     262,144        665,353       --              --               665,353
Stock issued for services.............      13,333         60,000       --              --                60,000
Net (loss) for the year...............      --           --             (651,951)       --              (651,951)
Foreign currency translation
 adjustment...........................      --           --             --             (214,169)        (214,169)
                                        ----------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1996.............   3,005,108      6,972,674     (3,878,599)         6,701        3,100,776

Exercise of stock options.............      53,639            536       --              --                   536
Stock issued in offering, net of
 offering costs.......................   3,450,000     16,003,388       --              --            16,003,388
Exercise of warrants..................       6,000         11,490       --              --                11,490
Net (loss) for the year...............      --           --           (2,343,787)       --            (2,343,787)
Foreign currency translation
 adjustment...........................      --           --             --               (3,868)          (3,868)
                                        ----------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1997.............   6,514,747  $  22,988,088  $  (6,222,386)   $     2,833    $  16,768,535
                                        ----------  -------------  -------------  ---------------  -------------
                                        ----------  -------------  -------------  ---------------  -------------

          See accompanying notes to consolidated financial statements.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED JANUARY 31,
                                                                        -----------------------------------------
                                                                            1995          1996          1997
                                                                        ------------  ------------  -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss).....................................................  $    355,128  $   (651,951) $  (2,343,787)
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities
Depreciation..........................................................       132,743       356,379        518,222
Amortization..........................................................        82,870       203,938        458,016
Write down of software development costs..............................       --            755,184       --
Write down of goodwill................................................       --            --             551,696
Write down of investments.............................................       --            --             500,000
Share of results in equity investee...................................       --            761,016        798,810
Stock issued for services.............................................        75,000        60,000       --
(Gain) on disposal of fixed assets....................................       --            (35,851)      (151,839)
(Increase) in accounts receivable.....................................      (251,000)     (525,404)    (2,849,991)
Decrease in deposits..................................................       232,252        24,533          6,407
Decrease (increase) in inventories....................................       226,718      (347,923)    (1,161,730)
Decrease (increase) in prepaid expenses...............................        63,729       (71,492)      (118,797)
Increase in income taxes..............................................       124,454       204,781        187,739
Decrease (increase) in other current assets...........................       (72,369)      (78,377)        36,640
Decrease (increase) in receivable-related party.......................      (626,890)       (9,451)        46,800
Increase (decrease) in accounts payable...............................      (597,205)    1,876,174        529,014
Increase (decrease) in accrued liabilities............................      (314,381)      542,589        429,163
Increase in deferred revenue..........................................        88,572       515,312        498,873
                                                                        ------------  ------------  -------------
Net cash (used) provided by operating activities......................      (480,379)    3,579,457     (2,064,764)
                                                                        ------------  ------------  -------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment.................................................      (248,445)     (405,634)      (607,714)
Proceeds from disposal of equipment...................................       287,069       177,517        185,986
Acquisition of subsidiaries, including related expenses, net of cash
  acquired............................................................      (391,280)   (1,614,111)    (3,840,274)
Investment in ActionTrac, Inc.........................................      (500,000)      --            --
Investment in and advances to equity investee.........................      (410,173)     (444,704)      (550,762)
Software development costs............................................      (277,792)     (383,112)      --
Decrease (increase) in other assets...................................        35,924       (24,018)        23,262
                                                                        ------------  ------------  -------------
Net cash (used) by investing activities...............................    (1,504,697)   (2,694,062)    (4,789,502)
                                                                        ------------  ------------  -------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Increase (decrease) in lines of credit-bank...........................        19,568      (653,463)    (1,052,834)
Proceeds from notes payable...........................................     1,506,364       500,000       --
Repayment of notes payable............................................      (459,039)     (583,744)    (2,849,017)
Proceeds from (repayment of) stockholders' advances...................       412,526      (227,830)       112,263
Decrease (increase) in deferred offering costs........................       (25,131)      (78,342)       338,595
Payments of capital lease obligations.................................       (82,657)     (143,805)      (445,043)
Net proceeds from issuance of common stock............................     1,806,737       665,353     16,015,414
                                                                        ------------  ------------  -------------
Net cash provided (used) by financing activities......................     3,178,368      (521,831)    12,119,378
                                                                        ------------  ------------  -------------
Effect of exchange rate changes on cash...............................        45,912      (214,169)        (3,868)
Net increase in cash..................................................     1,239,204       149,395      5,261,244
                                                                        ------------  ------------  -------------
Cash at beginning of period...........................................         3,045     1,242,249      1,391,644
Cash at end of period.................................................  $  1,242,249  $  1,391,644  $   6,652,888
Supplemental disclosure of cash flow information:
Cash paid for interest expense........................................  $    153,518  $    258,421  $     296,638
Cash paid for income taxes............................................  $    --       $    --       $     546,780

        See accompanying notes to the consolidated financial statements

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1996 AND 1997

1. NATURE OF BUSINESS

    4Front Software International, Inc. and subsidiaries (the "Company" or "4 Front") is a UK based specialized computer services company. The Company provides key elements of distributed computing, including systems development and integration, storage and networking solutions and products, as well as extensive hardware and software support and help desk services.

2. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    The Company's wholly owned subsidiaries are as follows; all of the subsidiaries, unless otherwise indicated, are registered in England:

ACTIVE SUBSIDIARIES
K2 SYSTEMS PLC                         DATAPRO COMPUTERS GROUP LIMITED
4FRONT SERVICES LIMITED                SHORTLANDS COMPUTING SERVICES LIMITED
(formerly CI Support Limited)          A.B.S. COMPUTERS LIMITED
4FRONT GROUP PLC                       DATAPRO COMPUTERS LIMITED
COMPASS COMPUTER GROUP LIMITED         ALLIED BUSINESS SYSTEMS LIMITED
HAMMER DISTRIBUTION LIMITED            MULTIBUS LIMITED
XANADU SYSTEMS LIMITED                 AVEL PIP LIMITED
Closed during fiscal 1997              4FRONT HOLDINGS, INC. (A DELAWARE
                                        CORPORATION)

INACTIVE SUBSIDIARIES
MITRE TECHNOLOGY LIMITED               COMMUNIC8 LIMITED
COMMUNIC8 SOFTWARE EUROPE LIMITED      K2 DESIGN LIMITED
Closed during fiscal 1995              Sold during fiscal 1995
DESIGN BASE PROPERTIES LIMITED         COMMSWARE LIMITED
Sold during fiscal 1995                Sold during fiscal 1995
MORTLAKE SOFTWARE LIMITED              CCG HOLDINGS LIMITED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) REVENUE RECOGNITION

    Revenue from the sale of computer hardware and software is generally recognized when the product is shipped and in the case of software licenses only after the license has been signed and further obligations are not significant. Where fixed fee contracts involve significant obligations after shipment of the product, revenue is recognized on the percentage-of-completion method of accounting.

    Revenues from engineering, implementation and training are recognized as the services are performed. Revenues from maintenance agreements are recognized ratably over the terms of the agreements.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In all such cases, the Company only recognizes revenue when collection of the related receivable is probable.

b) DEPOSITS

    Amounts paid by the Company as advances against future purchases of software are recorded as deposits until such time as the software is received.

c) INVENTORIES

    Inventories are stated at the lower of cost (first in, first out method) or market value. Inventories consist primarily of computer hardware, software and work in progress. Work in progress represents labour and material costs incurred for customer software projects.

d) DEFERRED OFFERING COSTS

    Deferred offering costs represent costs incurred for proposed offerings of common stock. Costs are charged against the proceeds of the offering, if successful, or to operations, if unsuccessful.

e) DEPRECIATION

    Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Equipment held under capital leases is amortized using the straight-line method over the lease term.

f) INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE

    The investment in the ActionTrac International partnership has been accounted for using the equity method under which the Company's results include its 50% share of the partnership's operating profits or losses in accordance with the terms of the partnership agreement.

g) FOREIGN CURRENCY TRANSLATION

    The Company considers the pound sterling to be the functional currency of its UK operations. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars.

                                                                          YEARS ENDING JANUARY 31,
                                                                       -------------------------------
EXCHANGE RATES                                                           1995       1996       1997
---------------------------------------------------------------------  ---------  ---------  ---------
Average..............................................................      1.544      1.575      1.607
Period end...........................................................      1.588      1.511      1.602

    All assets and liabilities of the UK operations are translated into US dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses are translated at average rates in effect for the periods presented. The cumulative currency translation adjustment is reflected as a separate component of stockholders' equity on the consolidated balance sheet.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented. During the fiscal year ended January 31, 1997 the Company had operating foreign exchange gains of $339,000, in fiscal years ended January 31, 1995 and 1996 gains and losses made were insignificant.

h) INTANGIBLE ASSETS

    In connection with acquisitions accounted for under the purchase method (see note 6), the Company recorded goodwill based on the excess of the purchase price paid (cost of the acquisition) over the estimated fair value of the identifiable tangible assets and liabilities of the acquiree on the date of purchase. Goodwill is reported at cost, net of accumulated amortization, and is being amortized over its estimated useful life of ten years.

    The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

i) SOFTWARE DEVELOPMENT COSTS

    The Company charges all costs of establishing technological feasibility of software products to research and development expense as incurred. Thereafter, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs ceases and amortization over the estimated useful life (not to exceed three years) of the product commences when the product is available for general release to customers. Any write down resulting from the periodic testing of net realizable value is recorded as accelerated amortization.

    The total amounts of software development costs capitalized during the years ended January 31, 1995, 1996 and 1997, all of which relate to the StreamZ communication software product, were $277,792, $337,185 and $0 respectively.

j) INCOME TAXES

    The company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized for deferred tax assets if it is considered more likely than not that all or some portion of the deferred tax assets will not

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be realized. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

k) DEFERRED REVENUE

    Deferred revenue is comprised of maintenance and support fees to be earned in the future on agreements existing and billed for at the balance sheet date.

l) NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common stock and common stock equivalents outstanding during the period. When common stock equivalents have an anti-dilutive effect on earnings (loss) per share, they are excluded from the calculation.

    The computation of earnings per share is calculated based on the Treasury Stock Method.

    For the years ended January 31, 1996 and January 31, 1997 the effect of Stock Options and Warrants was anti-dilutive.

m)CONCENTRATION OF CREDIT RISK

    At January 31, 1996 and 1997, cash includes L912,278 ($1,389,030) and
L545,763, ($874,585) respectively held in demand deposit accounts in United Kingdom banks where deposits are not insured by the government. These balances are subject to foreign currency fluctuations, which in the past have not been material.

n) COSTS RELATING TO THE ISSUANCE OF STOCK WARRANTS AND OPTIONS

    The cost resulting from the issuance of warrants and options to employees under a compensatory plan is based on their intrinsic value at the measurement date, which is equivalent to the excess of the fair market value of the Company's common stock over the exercise price of the related warrants or options.

    The cost resulting from the issuance of warrants and options to non-employees as part of transactions involving the exchange of products or services, or contracts to provide such, is based on their intrinsic value at the date of grant.

o) RECLASSIFICATIONS

    Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation. These reclassifications had no effect on results of operations.

p) ADOPTION OF NEW STANDARDS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the new

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Companies electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined if the Statement were applied. The Statement is effective in 1996 and the Company has adopted its provisions as of February 1, 1996. The Company has adopted the alternative accounting treatment allowed by the Standard and measures compensation cost in accordance with the provisions in Opinion No.
25. The adoption of the Statement has no effect on the Company's results of operations, financial position or cash flows.

    The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on February 1, 1996. This Statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

    SFAS No. 128, EARNINGS PER SHARE, was issued in February 1997. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them more comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Group has not yet assessed the impact of Statement 128 on its financial statements.

4. WRITE-DOWN OF GOODWILL

    In the fourth quarter of fiscal year 1997, the Company recorded a charge of $552,000 related to the write down of goodwill to estimated recoverable value. The asset of goodwill related to the Xanadu acquisition was determined to have been impaired as a result of the loss during the year of several key franchises relating to the operation of this subsidiary. Anticipated future cash flows of the subsidiary indicate the recoverability of the asset is not reasonably assured.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

4. WRITE-DOWN OF GOODWILL (CONTINUED)
    Upon determination that impairment of goodwill had occurred, the amount of the impairment was calculated by determining that portion of the goodwill which would not be expected to be recovered against operating income during the remaining amortization period.

5. REORGANIZATION AND RESTRUCTURING

    In November 1996, the Company integrated its maintenance and support services businesses, which involved the closure of surplus facilities and various involuntary redundancies. The reorganization was substantially completed by February 1997. The reorganization and restructuring costs of $2.3 million include $716,000 relating to write down of fixed assets, $1.25 million relating to property costs and $320,000 relating to involuntary redundancy costs of employees. Of this amount, $1,298,000 relates to the write down and costs paid during the year to January 31, 1997 and $988,000 has been included as a liability at January 31, 1997.

6. BUSINESS ACQUISITIONS

    In February 1993 CommsWare Limited ("CommsWare") was formed as a wholly-owned subsidiary and the Company acquired 100% of DesignBase Properties Limited ("DesignBase") through an internal reorganization of management shareholdings. During February 1994, the Company sold its investment in CommsWare and DesignBase to a company controlled by a stockholder for the net book value of the net assets of approximately $23,613 and the assumption of $620,743 of liabilities. The resulting receivable is non-interest bearing, due in 1997, and is guaranteed by another stockholder (see note 20).

    Effective January 14, 1994, the Company purchased all of the outstanding shares of K2 Group Plc and subsidiaries ("K2"), a United Kingdom Company, plus the 25% minority interest in a 75% owned subsidiary (Xanadu Systems Limited) of K2. Consideration for the K2 and Xanadu shares consisted of the issuance of 100,000 shares of the Company's common stock and the payment of $156,750 (L105,222) to the selling stockholders (including $15,550 (L10,445) used by K2 to retire all outstanding K2 stock options), plus an agreement to pay an additional $141,250 (L94,778) to the selling stockholders and to deliver an additional 62,500 shares of common stock in the event that certain profit targets were achieved for the six month period ending April 1994 and the year ending October 31, 1994. These profit targets were met and the Company accordingly paid the additional amount and issued the additional shares. The Company also issued a further 50,000 shares of common stock to selling stockholders in consideration for a waiver by them of certain conditional rights which might have required the Company to repurchase the shares of common stock issued in the acquisition in specified circumstances.

    K2, through its wholly owned subsidiaries which include K2 Systems Plc, Mitre Technology Limited, K2 Design Limited, and Xanadu Systems Limited, is a direct sales company in the United Kingdom that supplies computer solutions for accounting, distribution and office automation, develops customized software, provides hardware and software support, distributes X Terminals, workstations and connectivity software and supplies, and document image processing software and hardware.

    During November 1994 the Company sold its investment in K2 Design Limited to an unrelated entity for the net book value of the assets of $8,700. In January 1997 Xanadu Systems Limited ceased trading.

    Effective November 1, 1994 the Company purchased all of the outstanding shares of CI Support Limited ("CI"), a specialist hardware maintenance company, for $159,000 (L102,500) from a company controlled by the stockholders of the Company. CI is a hardware and network maintenance company which was formed by three stockholders of the Company ("NBH") to acquire an existing client base from an

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

6. BUSINESS ACQUISITIONS (CONTINUED)
affiliated company. CI was operated by NBH for approximately one month prior to selling all of the outstanding stock in CI to the Company. The Company has recorded its investment in CI at the historical cost of NBH. On April 1, 1996 CI changed its name to 4Front Services Limited.

    Effective March 31, 1995, 4Front Group Plc changed its name to Mortlake Software Limited. At the same time, the K2 Group Plc became the principal holding company of the UK operations and changed its name to 4Front Group Plc.

    Effective April 6, 1995, the Company acquired all the common stock of CCG Holdings Limited ("CCG") for cash consideration of L550,000 ($880,000) together with the issuance of 83,720 shares of common stock and an agreement to deliver up to an additional 108,836 shares of common stock valued at $2 per share in the event that certain profit targets were achieved. In addition, the Managing Director of CCG received options on 23,680 shares of common stock exercisable at $0.01 and was also entitled to receive additional options on up to 29,959 shares of common stock exercisable at $0.01 upon similar terms as to the entitlement of the CCG sellers to the performance related shares detailed above. On December 13, 1995 the board of directors of the Company deemed that all of the profit targets had been achieved and additional shares and options were duly issued.

    The business of CCG, carried out through its principal and wholly owned subsidiary, Compass Computer Group Limited (Compass), is the supply of computer hardware and software products for use within the commercial, industrial, scientific and government market places. It specializes in data storage systems, high end computers, networking products and associated technical consultancy and support together with maintenance services, all provided throughout the UK.

    Effective August 15, 1996, the Company acquired Hammer Distribution Limited ("Hammer") for $1.7 million cash (L1.1 million) plus an agreement to pay an additional maximum of $1.2 million cash (L750,000) based on the profits for Hammer for the year to January 31, 1997. In April 1997 a final contingent consideration of L537,000 ($860,000) was paid to the former stockholders of Hammer based on the profits for the year to January 31, 1997.

    Effective October 11, 1996 4Front Software International Inc., acquired all of the issued and outstanding stock of Datapro Computers Group Limited ("Datapro"), for L1.39 million cash ($2.15 million), plus an agreement to pay an additional maximum of L135,000 ($200,000) based on the net assets in the Datapro September 1996 management accounts. The additional L135,000 ($200,000) was paid in December 1996.

    All acquisitions in fiscal year ended January 31, 1997 have been accounted for under the purchase method. On August 15, 1996, the Company acquired 100% of the issued and outstanding shares of Hammer Distribution Limited. The transaction is summarized as follows (in $thousands):

                                                                                        $'000'S
                                                                                       ---------
Assets acquired:
  Current assets.....................................................................  $   3,317
  Property and equipment.............................................................        126
  Goodwill...........................................................................      2,219
Liabilities assumed:
  Current liabilities................................................................     (2,908)
                                                                                       ---------
Purchase price.......................................................................  $   2,754
                                                                                       ---------
                                                                                       ---------

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

6. BUSINESS ACQUISITIONS (CONTINUED)
    The Company paid approximately $1.4 million in cash, net of cash received in the acquisition. In addition to the amount paid at the closing of the transaction, the Company paid $860,000 as contingent consideration in April 1997.

    On October 11, 1996, the Company acquired 100% of the issued and outstanding shares of Datapro Computers Group Limited. This transaction is summarized as follows (in $thousands):

                                                                                        $'000'S
                                                                                       ---------
Assets acquired:
  Current assets.....................................................................  $   5,152
  Property and equipment.............................................................      1,299
  Goodwill...........................................................................      3,616
  Deferred taxation..................................................................        857
  Equity Investee....................................................................        142
Liabilities assumed:
  Current liabilities................................................................     (5,188)
  Deferred revenue...................................................................     (3,458)
                                                                                       ---------
Purchase price.......................................................................  $   2,420
                                                                                       ---------
                                                                                       ---------

PRO FORMA RESULTS OF OPERATIONS

    The following unaudited pro forma combined results of operations presents financial information as if the acquisition had occurred at the beginning of each fiscal year. In preparing the pro forma data, adjustments have been made for the amortization of goodwill. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred had the acquisition been made as of those dates nor is it necessarily indicative of results of operations which may occur in the future (in thousands except per share data):

                                                                              JANUARY 31,
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Revenues................................................................  $  62,202  $  72,825
Net earnings (loss).....................................................     (1,409)    (4,724)
Net earnings (loss) per common share....................................  $   (0.51) $   (0.91)

7. INVENTORIES

    Inventories consist of the following:

                                                                           JANUARY 31,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Computer hardware.................................................  $  2,823,753  $  6,949,121
Computer software.................................................       374,341        83,097
Work in progress..................................................       141,904       100,252
                                                                    ------------  ------------
                                                                    $  3,339,998  $  7,132,470
                                                                    ------------  ------------
                                                                    ------------  ------------

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

8. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                          JANUARY 31,
                                                                  ----------------------------
                                                                      1996           1997
                                                                  -------------  -------------
Vehicles........................................................  $     337,282  $   1,323,351
Furniture, fixtures and equipment...............................        349,309      1,245,673
Computer equipment..............................................      1,416,779      1,508,470
                                                                  -------------  -------------
                                                                      2,103,370      4,077,494
Less accumulated depreciation...................................     (1,197,394)    (2,027,009)
                                                                  -------------  -------------
                                                                  $     905,976  $   2,050,485
                                                                  -------------  -------------
                                                                  -------------  -------------

9. INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE

    On December 7, 1993, the Company and ActionTrac, Inc., a United States corporation specializing in help desk products and services for the computer software industry, formed a partnership named ActionTrac International (ActionTrac) which is equally owned by the Company and ActionTrac, Inc. ActionTrac held the world rights outside the United States, Canada and Mexico to the proprietary help desk systems, services and software of ActionTrac, Inc. The purpose of the partnership was to expand ActionTrac, Inc.'s current North American operations on a worldwide basis. On May 13, 1994 ActionTrac established ActionTrac UK Limited as a wholly owned UK subsidiary.

    Under the terms of the partnership agreement, the Company was required to make a capital contribution of $500,000, which was used to establish ActionTrac UK Limited and to develop the UK help desk operations, and ActionTrac, Inc. contributed a ten year renewable license for the help desk software. During the years ended January 31, 1996 and 1997, the Company made further advances to the partnership amounting to $477,664 and $550,762, respectively. In conjunction with its participation in the ActionTrac partnership the Company acquired 500,000 shares of restricted ActionTrac, Inc. common stock at $1 per share.

    Development of the UK help desk was completed and ActionTrac UK Limited commenced operations on May 1, 1995. The Company's share of the partnership's operating loss for the period from May 1, 1995 to January 31, 1996 amounted to $179,246.

    Due to the accelerated pace of technological change (including recent advances in telecommunications systems and help desk software technology) and the increasing diversity in the market for help desk services the Company re-evaluated the net realizable value of its investment in and advances to the ActionTrac International partnership at January 31, 1996. As a result the Company recorded a write down of $581,770 in the year to January 31, 1996.

    On December 24, 1996 ActionTrac Inc., the Company's former partner in the ActionTrac Joint Venture, filed for bankruptcy in the USA. As a result of the bankruptcy, the Company reviewed the carrying value of its investment in ActionTrac Inc. and its advances to the ActionTrac joint venture. It was concluded that these were not recoverable and the Company has therefore written off its investment in ActionTrac Inc. of $500,000 and advances to the equity investee of $798,910.

    Further to the acquisition of Datapro in October 1996, the Company has acquired an investment in a small UK software company called Channel Business Systems. The Company is actively looking to dispose of this equity investee which at January 31, 1997 is recorded in the accounts of the Company at $143,422. The Company believes it will dispose of the equity investee by the end of the current fiscal year for at least its carrying value. The Company is not under any obligation to invest or advance any monies to this equity investee.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

10. OTHER ASSETS

    Other assets consist of the following:

                                                                              JANUARY 31,
                                                                         ---------------------
                                                                            1996       1997
                                                                         ----------  ---------
Investment in ActionTrac, Inc., at cost................................  $  500,000  $  --
Other..................................................................     106,594     83,332
                                                                         ----------  ---------
                                                                         $  606,594  $  83,332
                                                                         ----------  ---------
                                                                         ----------  ---------

11. ACCRUED LIABILITIES

    Accrued liabilities are as follows:

                                                                           JANUARY 31,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Valued Added Tax..................................................  $  1,011,989  $  1,741,201
Payroll taxes.....................................................       523,811       686,150
Other.............................................................        23,873        55,809
                                                                    ------------  ------------
                                                                    $  1,559,673  $  2,483,160
                                                                    ------------  ------------
                                                                    ------------  ------------

12. LINES OF CREDIT BANK

                                                                           JANUARY 31,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
The Company has a L650,000 (approximately $1,042,000) line of credit (overdraft protection) with a United Kingdom bank.
  Interest is charged at 2.75% above bank base rates. Bank base
  interest rate was 8.25% at January 31, 1997.....................  $    --       $    582,907
The Company has a L997,000 (approximately $1.6 million) line of credit (overdraft protection) with a United Kingdom bank which includes L200,000 ($321,000 approximately) VAT and duty
  deferment on the import of goods into the United Kingdom.
  Interest is charged at 2.5% above bank base rate of 8.25% at
  January 31, 1997. The line of credit is secured on all assets of
  Compass.........................................................     1,375,156       295,546
The Company has a L700,000 ($1,122,000) line of credit (overdraft protection) with a United Kingdom bank. Interest is charged on utilized facilities at 2.5% above bank base rate of 8.25% at
  January 31, 1997. The line of credit is secured on the assets of
  the company.....................................................       --            298,395
The Company had a bank loan at January 31, 1996 of L71,216
  (approximately $108,000).This loan was repaid in June 1996......       107,607       --
                                                                    ------------  ------------
                                                                    $  1,482,763  $  1,176,848
                                                                    ------------  ------------
                                                                    ------------  ------------

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

13. NOTES PAYABLE

    Notes payable are as follows:

                                                                                JANUARY 31,
                                                                          -----------------------
                                                                              1996        1997
                                                                          ------------  ---------
Notes payable to a United Kingdom factoring company representing advance payments on eligible trade receivables. The Company remains liable for the advance payments in the event the receivables are not collected.
 The Company pays the factoring company an administrative fee of 0.22%
 of the receivable balance and interest at 2.25% above bank base rates.
 Bank base rate was 8.25% at January 31, 1997. This facility was not
 utilized at January 31, 1997...........................................  $    715,403  $  --
Notes payable on bridge financing for the Company acquisition program and working capital (see notes 19 and 20). The notes bear interest at a
 rate of 10% per annum..................................................       980,000     --
                                                                          ------------  ---------
                                                                          $  1,695,403  $  --
                                                                          ------------  ---------
                                                                          ------------  ---------

14. CONVERTIBLE DEBENTURE

    In November 1992 the Company's majority stockholder converted $350,000 of advances to a convertible debenture. The debenture was convertible into 1.6 shares of common stock and 1.6 purchase warrants (of which 62.5% will be exercisable at $2 per share and the balance will be exercisable at $7.50 per share) for every $5 converted. The debenture was non-interest bearing through July 31, 1994 and was converted on July 31, 1994 into 112,000 shares and 112,000 warrants.

15. INCOME TAXES

    The Company files a separate US federal income tax return for its domestic operations and a UK income tax return for each of its foreign subsidiaries. The United Kingdom subsidiaries compute taxes at rates in effect in that country. Deferred federal income taxes are not provided on the undistributed earnings of the Company's foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings in the United Kingdom.

    At January 31, 1997 the Company has available for future use approximately $2,151,565 of net operating loss carryforwards expiring from 2004 through 2012, related to its domestic operations and $1,647,024 related to its foreign operations, which are carry forward indefinitely.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

15. INCOME TAXES (CONTINUED)
    The provision for income taxes (benefit) is as follows:

                                                            FOR THE YEARS ENDED JANUARY 31,
                                                          -----------------------------------
                                                             1995        1996        1997
                                                          ----------  ----------  -----------
Current:
  US Federal............................................  $   30,000  $   --      $   --
  Foreign...............................................     148,000     205,784      525,964
                                                          ----------  ----------  -----------
                                                             178,000     205,784      525,964

Deferred:
  US Federal............................................     (30,000)     --          --
  Foreign...............................................      --          --         (109,616)
                                                          ----------  ----------  -----------
                                                             (30,000)     --         (109,616)
                                                          ----------  ----------  -----------
    Total provision for income taxes....................  $  148,000  $  205,784  $   416,348
                                                          ----------  ----------  -----------
                                                          ----------  ----------  -----------

    Income tax expense for the years ended January 31, 1995, 1996 and 1997 differed from the amounts computed by applying the UK statutory tax rate of 33% to pre-tax income (loss) as a result of the following:

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                         ------------------------------------
                                                            1995        1996         1997
                                                         ----------  -----------  -----------
Expected tax at UK rate of 33%.........................  $  166,032  $  (147,235) $  (636,055)
Effect of write-downs and amortization of goodwill.....      --          500,346      394,825
Change in valuation allowance..........................      --         (156,000)     452,179
Non deductible items and other.........................     (18,032)       8,673      205,399
                                                         ----------  -----------  -----------
Actual tax charge......................................  $  148,000  $   205,784  $   416,348
                                                         ----------  -----------  -----------
                                                         ----------  -----------  -----------

    The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows at January 31:

                                                                       1996          1997
                                                                    -----------  -------------
Net operating loss carryforwards..................................  $   366,900  $   1,361,113
Other deferred tax assets.........................................      188,516        619,993
                                                                    -----------  -------------
Total deferred tax assets.........................................      555,416      1,981,106
Valuation allowance...............................................     (555,416)    (1,007,595)
                                                                    -----------  -------------
Deferred tax assets, net..........................................  $   --       $     973,511
                                                                    -----------  -------------
                                                                    -----------  -------------

    In order for the net deferred tax asset to be realized, the Company's foreign operations will need to earn taxable income of approximately $3 million. Since the UK net operating loss carryforwards can be carried forward indefinitely, there is no time limit over the period this income must be earned. Management believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

15. INCOME TAXES (CONTINUED)
    Due to the uncertainty surrounding the ability of the Company to generate taxable income in future periods in its domestic operations, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets of its domestic operations.

16. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases vehicles under capital leases which expire over the next two years. The gross amount of these capital leases is as follows:

                                                                             JANUARY 31,
                                                                       -----------------------
                                                                          1996        1997
                                                                       ----------  -----------
Vehicles, gross......................................................  $  214,154  $   937,432
Less accumulated depreciation........................................     (58,678)    (347,714)
                                                                       ----------  -----------
Net..................................................................  $  155,476  $   589,718
                                                                       ----------  -----------
                                                                       ----------  -----------

    The total charge for depreciation for assets under capital leases for the year to January 31, 1997 was $253,196.

    Future minimum lease payments, including payments for rental inventories with a net book value of $299,960, under capital leases together with the present value of net minimum lease payments at January 31, 1997 are as follows:

1998............................................................  $ 642,489
1999............................................................    369,509
2000............................................................    159,078
2001............................................................     32,168
                                                                  ---------
Total minimum lease payments....................................  1,203,244
Less amount representing interest...............................   (168,546)
                                                                  ---------
Present value of net minimum lease payments.....................  1,034,698
Less current portion............................................    545,903
                                                                  ---------
                                                                  $ 488,795
                                                                  ---------
                                                                  ---------

    The Company also has certain non-cancellable operating leases for premises and various equipment and vehicles. Total rental expenses for operating leases for the years ending January 31, 1995, 1996 and 1997 amounted to $347,836, $961,455 and $1,107,086, respectively.

    The principal lease commitments for premises are as follows:

    - the Company's K2 subsidiary leases an office facility in Watford, England for $197,000 (L124,000) per year. The lease, on which there are periodic reviews, expires August 2013.

    - the Company's 4Front Services subsidiary leases an office/warehouse facility in Ruislip, England for $140,000 (L87,410) per year expiring February 2002.

    - the Company's Compass subsidiary leases an office/warehouse facility in Newbury, England for $390,000 (L258,000) per year. The lease which expires in September 2007 is subject to periodic

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

16. COMMITMENTS AND CONTINGENCIES (CONTINUED) reviews. The Compass subsidiary also leases an office/warehouse in
      Warrington England for $22,000 (L13,550) per year. The lease on which there are periodic reviews expires in December 2012.

    - the Company's Datapro subsidiary leases an office/warehouse facility in Brighton, England for $56,000 (L35,000) expiring in February 2002.

    Obligations under operating leases are as follows for each of the years ending January 31:

1998...........................................................  $1,830,348
1999...........................................................   1,505,805
2000...........................................................     973,073
2001...........................................................     739,689
2002...........................................................     697,438
Thereafter.....................................................   4,897,294
                                                                 ----------
Total..........................................................  $10,643,647
                                                                 ----------
                                                                 ----------

LITIGATION

    The Company is involved in various claims and legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate settlement of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of its operations.

17. STOCKHOLDERS' EQUITY

RECENT STOCK TRANSACTIONS

    During 1993 and 1994 the Company received $960,000 ($679,962 net of offering costs) from the sale of 192,000 shares of common stock and 192,000 common stock purchase warrants, in a private placement offering. Pursuant to the terms of this offering, investors subsequently received an additional 115,200 shares of common stock and 115,200 common stock purchase warrants without payment of further consideration. The 192,000 common stock purchase warrants are exercisable through December 31, 1997 at $2.00 per share. The 115,200 common stock purchase warrants are exercisable through December 31, 1997 at $7.50 per share. The warrants are redeemable by the Company on 30 days notice to the warrant holders for $0.01 per warrant if the common stock closes at $9.00 per share or more for 14 consecutive trading days.

    On January 14, 1994 the Company acquired all of the outstanding shares of K2 and subsidiaries, a United Kingdom company, plus the 25% minority interest in a 75% owned subsidiary (Xanadu) of K2 in exchange for 100,000 shares of the Company's common stock and cash consideration payable to the selling stockholders.

    On July 31, 1994 the Company's Chairman converted a $350,000 convertible debenture into 112,000 shares and 112,000 warrants (see note 14). Of the common stock purchase warrants, 70,000 are exercisable at $2.00 per share and 42,000 are exercisable at $7.50 per share and they all expire in December 1997.

    On July 31, 1994 the current and former officers and directors of the Company exercised 57,500 options to purchase common stock of the Company for $38,352 (see note 18).

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

17. STOCKHOLDERS' EQUITY (CONTINUED)
    During 1994 the Company received $3,094,500 ($1,768,385 net of offering costs) from the sale of 773,625 shares of common stock in a private placement offering. In connection with this offering the Company agreed to issue 15,425 underwriter warrants, exercisable until August 1997 at $4.0 per share.

    As of January 31, 1995 the Company's counsel, Miller & Holguin, converted $75,000 of fees into 18,750 shares of the Company's common stock valued at $4.00 per share.

    Following the acquisition of K2 Group Plc, the Company issued an additional 112,500 of the Company's common stock to the former owners of K2 Group Plc, being partly the performance related additional consideration payable in accordance with the terms of the acquisition and partly consideration for the waiver of conditional repurchase rights contained in the original acquisition agreement (see note 6).

    On January 31, 1995 the Company issued 19,750 shares of common stock as part of a bridge financing valued at $2.00 per share (see note 19). In connection with the bridge financing the Company issued warrants convertible at any time prior to January 31, 2000 into 197,500 shares of the common stock at $4.50 per share.

    Effective April 6, 1995 the Company acquired all of the outstanding shares of CCG Holdings Limited (Compass) in exchange for 192,556 shares of the Company's common stock and cash consideration payable to the selling stockholders.

    During May 1995 the Company issued 25,750 shares of common stock as part of a bridge financing valued at $2.00 per share. In connection with this bridge financing the Company issued warrants convertible at any time from September 1996 to June 2000 into 257,500 shares of common stock at $4.50 per share (see note 19).

    During 1995 the Company received $1,166,074 ($665,353 net of offering costs) from the sale of 262,144 shares of common stock in private placement offerings. In connection with these placements the Company issued warrants convertible at any time prior to May 2000 into 150,457 shares of common stock at $6.50 per share and further warrants convertible between October 1996 and October 2001 into 100,000 shares of common stock at $7.50 a share.

    In November 1995, the Company's Counsel, Miller & Holguin, converted $60,000 of fees into 13,333 shares of the Company's common stock valued at $4.50 per share and were issued with warrants convertible at any time from November 1996 to November 2001 into 13,333 shares of common stock at $7.50 a share.

    In June 1996, the Company sold 3,000,000 shares of common stock at $5.75 in a public offering of shares. Pursuant to this offering the underwriters exercised the over allotment option under which an additional 450,000 shares of common stock were sold.

    During fiscal year ended January 31, 1997, 25,163 options previously granted in August and November 1995 at $5.00 lapsed due to the grantees no longer working for the Company.

    In January 1997, 6,000 warrants at $2.00 were exercised.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

17. STOCKHOLDERS' EQUITY (CONTINUED)
    The number of warrants outstanding are summarized as follows at January 31:

                                                                       NUMBER OF SHARES OF
                                                                        COMMON STOCK TO BE
                                                                       ISSUED ON CONVERSION
                                                                       --------------------
DATE CONVERTIBLE                                    CONVERSION PRICE     1996       1997
--------------------------------------------------  -----------------  ---------  ---------
Prior to December 31, 1997........................      $    2.00        487,000    481,000
Prior to December 31, 1997........................           7.50        157,200    157,200
Prior to August 9, 1997...........................           4.00         15,425     15,425
Prior to January 31, 2000.........................           4.50        197,500    197,500
September 1996 to June 2000.......................           4.50        257,500    257,500
Prior to May 2000.................................           6.50        150,457    150,457
October 1996 to October 2001......................           7.50        113,333    113,333

18. STOCK OPTIONS

    Pursuant to a non-qualified plan approved by the Board of Directors in 1989, all employees of the Company may be granted options to purchase common stock of the Company at a price not less than the fair market value on the date of grant. The term of the option shall be no longer than five years from the date the option is granted. The Company has reserved 75,000 of the authorized but unissued shares of common stock for issuance upon exercise of the options. Pursuant to the above plan 57,500 options were granted as of July 27, 1989 to current and former officers and directors of the Company. The options were exercised in July 1994 for $38,352.

    In September and November 1994 the Company, through another stock option plan, has issued 1,260,875 options to management, employees and consultants to purchase common stock at an exercise price of $4.00 per share. These options are exercisable through periods ending September and November 1999.

    In August and November 1995 the Company through another stock option plan has issued 725,463 options to management, employees and consultants to purchase common stock at an exercise price of $5.00 per share. These options are exercisable through August and November 2000.

    In August 1995, options to purchase 24,000 shares of common stock at a price of $4.40 per share (expiring August 2000) were issued to a consultant pursuant to a contractual obligation.

1996 EQUITY INCENTIVE PLAN

    In May 1996, the Company, adopted the 1996 4Front Software International, Inc. Equity Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 400,000 shares of the Common Stock of the Company. The Plan permits the grant of options to officers, employees, directors and consultants of the Company. This Plan was approved by stockholders on February 5, 1997 at a Special Meeting and pursuant to the Plan a total of 247,000 options, exercisable at between $3 3/8 and $5 3/4 per share, such value being at or above market value at time of grant, have been granted to employees and to three directors of the Company.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

18. STOCK OPTIONS (CONTINUED)
    A summary of the status of the Company's stock option plans as of January 31, 1995, 1996 and 1997 and changes during the years ended on those dates is presented below:

                                                   1995                  1996                  1997
                                            ------------------    ------------------    ------------------
                                                      WEIGHTED              WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE               AVERAGE
                                            SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                            (000)      PRICE      (000)      PRICE      (000)      PRICE
                                            ------    --------    ------    --------    ------    --------
Outstanding at beginning of year........       58     $  0.67     1,261     $  4.00     2,010     $  4.37
Granted.................................    1,261        4.00       749        4.98      --         --
Exercised...............................      (58 )      0.67      --         --         --         --
Forfeited...............................     --         --         --         --          (25 )      5.00
Outstanding at end of year..............    1,261        4.00     2,010        4.37     1,985        4.36
                                            ------                ------                ------
Options exercisable at year-end.........    1,261                 2,010                 1,985
                                            ------                ------                ------
                                            ------                ------                ------

19. BRIDGE FINANCING

    The cash portion of the Compass acquisition was funded primarily from the proceeds of a $790,000 bridge loan which was completed in January, 1995 and a private equity placement completed in May, 1995 in which gross proceeds of approximately $630,000 were raised. This bridge loan, plus interest, fell due on May 31, 1995. Some of the balance of the May, 1995 placement proceeds were utilized to repay certain participants in the January, 1995 bridge loan, while the other participants either converted their bridge loan into equity as offered in the private equity placement or, in the case of the holders of approximately $530,000 of the January, 1995 bridge loan amount, chose to extend their participation into a new bridge loan of $1,030,000 which was completed by the Company in June, 1995. The proceeds of this June, 1995 bridge loan were used to fund acquisition costs and to provide additional general working capital for the Company. This bridge loan, plus interest, was originally due on December 14, 1995. At January 31, 1996 $50,000 of this loan had been repaid, and the remaining $980,000 was fully repaid in June 1996, following the successful completion of the sale of common stock in the offering.

20. RELATED PARTY TRANSACTIONS

    In addition to transactions with related parties discussed throughout the notes to the consolidated financial statements, the following related party transactions have taken place.

CONTROL OF THE COMPANY

    Principal ownership and control of the Company rests with the Chairman of the Board and Chief Executive Officer.

RECEIVABLE-RELATED PARTY

    As of January 31, 1996 and 1997 the Company is owed $644,356 and $644,356 respectively by a company controlled by a stockholder. The receivable is non-interest bearing, due in 1997 and guaranteed by another stockholder (see
Note 6).

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

20. RELATED PARTY TRANSACTIONS (CONTINUED)
STOCKHOLDERS ADVANCES

    As of January 31, 1996 and 1997 the Company's majority stockholders were owed $391,842 and $504,105 respectively, in non-interest, unsecured advances, due on demand, subordinated to the collection of a receivable from a company controlled by a stockholder (see Note 6).

CONSULTING SERVICES

    During the periods ended January 31, 1995, 1996, 1997 the Company compensated one of its officers/ stockholders for services in the amount of approximately $19,472, $29,818 and $47,286 respectively. At January 31, 1996 and 1997, $0 and $0 respectively, was owed to this related party.

OFFICE SPACE

    The Company rents office space in Denver, Colorado provided by an officer/stockholder of the Company at $500 per month. The lease is on a month-to-month basis.

PRIVATE PLACEMENT COSTS

    During the years ended January 31, 1996 and 1997 the Company's Chairman/Chief Executive Officer paid offering costs on behalf of the Company of $0 and $192,613 respectively. As of January 31, 1997 $83,050 was repaid and the remaining $109,563 has been included in stockholder advances.

BRIDGE LOANS

    A relative of the Company's Chairman participated in the bridge financing arrangements described in note 19 and as of January 31, 1996 and 1997 was owed $980,000 and $0, respectively. In addition, the relative received a total of 36,500 shares of Common Stock and warrants representing 365,000 shares of Common Stock in connection with the bridge loan arrangements of January and June 1995. The $980,000 was repaid in June 1996 following the successful offering of shares by the Company.

OTHER

    Prior to his appointment as a non-executive director of the Company, Mr. A.K. Ross purchased 15,000 shares of the Company's Common Stock and warrants to purchase 15,000 shares for total consideration of $66,000 in the Company's May, 1995 private placement of securities. In June, 1995, Mr. Ross loaned $50,000 to the Company, in consideration of which the Company issued to Mr. Ross 1,250 shares of Common Stock and warrants to purchase 12,500 shares. The $50,000 loan has been repaid to Mr. Ross, with interest. During the year January 31, 1997 Mr. Ross was paid $10,000 salary for his duties as non-executive director . This was increased to $15,000 as of February 1, 1997.

    In April 1996 Mr. Brian Murray was appointed as a non-executive director of the Company. Mr. Murray was paid a salary of $10,000 per annum for his services as non-executive director for the year to January 31, 1997. This was increased to $15,000 as of February 1, 1997.

    In April 1996 Mr. J. Jervis, the Managing Director of Compass, exercised his options to purchase 53,639 shares of Common Stock at the exercise price of $0.01 (see note 6).

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

21. PENSION PLANS

    The Company sponsors, through its 4Front Group subsidiary, a money purchase pension plan (voluntary) covering its Chairman/Chief Executive Officer and Chief Operating Officer. The Company makes periodic contributions of approximately $18,000 (L12,000) per year under the plan, although no contribution was made in the year ended January 31, 1996. The Company, through its Compass, K2 and 4Front Services subsidiaries, also sponsors money purchase pension plans (voluntary) covering certain directors and employees. There are no accrued pension contributions at January 31, 1995, 1996 and 1997 under any plan. The Company and its subsidiaries contributed $210,000 under all pension plans for other employees in the fiscal year ended January 31, 1997.

22. STOCK BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123), which encouraged the use of a fair value based method of accounting for compensation expense associated with stock options and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied in 1996 and 1997. The pro forma data presented below is not representative of the effects on reported amounts for future years for SFAS No. 123 does not apply to awards prior to 1996 and additional awards are expected in the future.

                                                            YEARS ENDED JANUARY 31,     YEARS ENDED JANUARY 31,
                                                           --------------------------  --------------------------
                                                                  AS REPORTED                  PRO FORMA
                                                           --------------------------  --------------------------
                                                               1996          1997          1996          1997
                                                           ------------  ------------  ------------  ------------
Net loss (in thousands)..................................  $       (652) $     (2,343) $     (1,304) $     (2,995)
Loss per share...........................................  $      (0.24) $      (0.45) $      (0.48) $      (0.58)

Average shares outstanding...............................     2,742,614     5,170,254     2,742,614     5,170,254
Average fair value of grants during the year.............                              $       1.74

Black-Scholes option pricing model assumptions:
  Risk-free interest rate................................                                       5.2%
  Expected life (years)..................................                                       3.6%
  Volatility.............................................                                      70.9%

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1996 AND 1997

23. FOREIGN OPERATIONS

    Included in the accompanying consolidated financial statements are the following amounts for the United Kingdom operations at:

                                                                         JANUARY 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Cash...........................................................  $   1,389,030  $     874,585
Accounts receivable............................................      7,533,188     15,365,270
Inventories....................................................      3,339,998      7,132,470
Deposits.......................................................         37,250         30,843
Other current assets...........................................        620,469      1,098,721
Income taxes receivable........................................        160,166         32,122
Property and equipment, net....................................        905,976      2,050,485
Other assets...................................................        106,594         83,332
                                                                 -------------  -------------
                                                                 $  14,092,671  $  26,667,828
                                                                 -------------  -------------
                                                                 -------------  -------------

                                                            YEARS ENDED JANUARY 31,
                                                  -------------------------------------------
                                                      1995           1996           1997
                                                  -------------  -------------  -------------
Revenues........................................  $  11,240,081  $  32,248,697  $  53,014,923
                                                  -------------  -------------  -------------
Cost of revenues................................      6,814,383     20,807,858     36,018,074
Write down of software development costs........       --              755,184       --
Expenses........................................      4,021,652     10,262,447     16,728,536
Income taxes....................................        148,000        205,784        416,348
                                                  -------------  -------------  -------------
Net income (loss)...............................  $     256,046  $     217,424  $    (148,035)
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    During the years ended January 31, 1995, 1996 and 1997, no customers accounted for 10% or more of total revenues.

24. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                                    YEARS ENDED JANUARY 31,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Stock issued to acquire K2 Group.............................................  $  225,000  $   --      $   --
Debt issued to acquire K2 Group..............................................      --          --      $   --
Total consideration issued to acquire K2 Group...............................  $  225,000  $   --      $   --
Deferred offering costs financed by stockholder advances.....................  $   --      $   --      $   --
Convertible debenture exchanged for stock....................................  $  350,000  $   --      $   --
Stock issued to bridge financing holders.....................................  $   39,500  $   51,500  $   --
Purchase of equipment financed with capital lease obligations................  $  120,154  $   72,294  $  398,297
Stock issued to acquire Compass..............................................  $   --      $  385,112  $   --