Form 10-Q
period 1997-04-30
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1997-06-12
CIK 91649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


MARK ONE [1]

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 1997

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ............ to .............

                            Commission File Number 0-8345

                             ---------------------------

                         4FRONT SOFTWARE INTERNATIONAL, INC.

                (Exact name of registrant as specified in its charter)

                    DELAWARE                             84-0675510
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

     5650 Greenwood Plaza Blvd., Suite 107
         Englewood, Colorado                                         80111
    (Address of principal executive offices)                       (Zip Code)

         Registrant's telephone number, including area code:  (303) 721-7341

                             ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:  None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       COMMON STOCK, PAR VALUE $.001 PER SHARE
                                   (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X    NO
                                           -----     -----

The number of shares outstanding of each of the Registrant's classes of Common Stock at May 8, 1997 was 6,514,747 shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                       THREE MONTH PERIOD ENDED APRIL 30, 1997




                                  TABLE OF CONTENTS



                                                                         PAGE
                                                                        NUMBER

CONSOLIDATED FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of January 31, 1997
       and April 30, 1997 (unaudited)                                      1

       Condensed Consolidated Statements of Operations for the
       three months ended April 30, 1996 and 1997 (unaudited)              3

       Condensed Consolidated Statements of Changes in Stockholders'
       Equity for the three months ended April 30, 1997 (unaudited)        4

       Condensed Consolidated Statements of Cash Flows for the
       three months ended April 30, 1996 and 1997 (unaudited)              5

       Notes to the Condensed Consolidated Financial Statements            6

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                        ASSETS


                                                    JANUARY 31,     APRIL 30,
                                                       1997           1997
                                                    -----------    -----------
                                                                   (UNAUDITED)


CURRENT ASSETS:
    Cash                                           $  6,652,888   $  6,703,947
    Accounts receivable, net of allowance
      for doubtful accounts of $273,205 and
      $309,211 respectively                          15,365,270     13,919,520
    Deposits                                             30,843         31,230
    Inventories                                       7,132,470      7,826,231
    Prepaid expenses                                    904,838      1,052,781
    Income taxes receivable                              32,122         26,190
    Other current assets                                230,410        187,014
                                                    -----------    -----------

         Total current assets                        30,348,841     29,746,913

PROPERTY AND EQUIPMENT,  net                          2,050,485      2,075,722

INVESTMENT IN AND ADVANCES
TO EQUITY INVESTEE                                      143,422        145,221

RECEIVABLE, RELATED PARTY                               644,356        644,356

INTANGIBLE ASSETS, net                                7,777,448      7,682,183

DEFERRED INCOME TAX                                     973,511        837,690

OTHER ASSETS                                             83,332         84,375
                                                    -----------    -----------

TOTAL ASSETS                                       $ 42,021,395   $ 41,216,460
                                                    -----------    -----------
                                                    -----------    -----------



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    JANUARY 31,      APRIL 30,
                                                        1997           1997
                                                    -----------    -----------
                                                                   (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                               $ 13,057,511   $ 11,567,220
    Accrued liabilities                               2,483,160      2,089,154
    Stockholder advances                                504,105        504,105
    Lines of credit-bank                              1,176,848      3,383,035
    Capital lease obligations, current portion          545,903        416,411
    Income taxes payable                                493,495        562,260
    Deferred revenue                                  6,503,043      4,895,259
                                                    -----------    -----------

         Total current liabilities                   24,764,065     23,417,444

CAPITAL LEASE OBLIGATIONS, less current
    portion                                             488,795        421,333
                                                    -----------    -----------

TOTAL LIABILITIES                                    25,252,860     23,838,777
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001, 5,000,000
      shares authorized.  No shares issued or
      outstanding                                            -               -
    Common stock, par value $.001, 30,000,000
      shares authorized 6,514,747 and 6,514,747
      shares issued and outstanding, respectively    22,988,088     22,988,088
    Accumulated (deficit)                            (6,222,386)    (5,591,710)
    Cumulative foreign currency translation
      adjustment                                          2,833        (18,695)
                                                    -----------    -----------

    Total stockholders' equity                       16,768,535     17,377,683
                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $ 42,021,395   $ 41,216,460
                                                    -----------    -----------
                                                    -----------    -----------



              SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                      STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS ENDED

                                              APRIL 30, 1996    APRIL 30, 1997
                                              ---------------   --------------
                                                (UNAUDITED)       (UNAUDITED)
REVENUES
Products                                        $ 7,328,339      $ 10,427,687
Services                                          3,221,899         8,196,598
                                                 ----------        ----------
                                                 10,550,238        18,624,285
                                                 ----------        ----------

Cost of Products                                  6,002,795         8,880,689
Cost of Services                                  1,276,346         4,148,921
                                                 ----------        ----------
                                                  7,279,141        13,029,610
                                                 ----------        ----------

GROSS PROFIT
Products                                          1,325,544         1,546,998
Services                                          1,945,553         4,047,677
                                                 ----------        ----------
                                                  3,271,097         5,594,675
                                                 ----------        ----------
OPERATING EXPENSES

     Selling, general and administrative
       expenses                                   2,712,078         4,354,626
     Depreciation                                    80,959           195,166
     Amortization                                    61,870           210,481
                                                 ----------        ----------
    Total operating expenses                      2,854,907         4,760,273
                                                 ----------        ----------

INCOME BEFORE INTEREST, INCOME
TAXES, AND SHARE OF RESULTS IN
EQUITY INVESTEE:                                    416,190           834,402

    Interest income                                   3,841            77,644
    Interest expense                               (103,614)          (71,145)
                                                 ----------        ----------

INCOME BEFORE INCOME TAXES AND
SHARE OF RESULTS IN EQUITY
INVESTEE:                                           316,417           840,901

SHARE OF OPERATING (LOSS) OF
EQUITY INVESTEE                                     (52,173)             -
                                                 ----------        ----------

INCOME BEFORE INCOME TAXES                          264,244           840,901

INCOME TAXES                                         66,061           210,225
                                                 ----------        ----------

NET INCOME                                        $ 198,183         $ 630,676
                                                 ----------        ----------

NET INCOME  PER COMMON SHARE (BASIC)              $    0.07         $    0.10

NET INCOME PER COMMON SHARE (DILUTED)             $    0.05         $    0.09


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                 STOCKHOLDERS' EQUITY



                                                                          Foreign
                                    Common Stock                          Currency
                              ------------------------    Accumulated    Translation
                               Shares         Amount       (Deficit)     Adjustment       Total
                               ------         ------      -----------    ----------      -------
BALANCE, JANUARY 31, 1997     6,514,747   $ 22,988,088   $ (6,222,386)    $  2,833    $ 16,768,535

Net income for
 period (unaudited)                   -              -        630,676             -        630,676
Foreign currency
 translation adjustment               -              -               -     (21,528)        (21,528)
                              ---------     ----------     -----------     --------     -----------

BALANCE, APRIL 30, 1997       6,514,747   $ 22,988,088   $ (5,591,710)    $(18,695)   $ 17,377,683
(UNAUDITED)                   ---------     ----------     -----------     --------     -----------
                              ---------     ----------     -----------     --------     -----------




        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


    FOR THE THREE MONTHS ENDED
                                                       APRIL 30, 1996      APRIL 30, 1997
                                                       --------------      --------------
                                                         (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 198,183           $ 630,676
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
    Depreciation                                             80,959             195,166
    Amortization                                             61,870             210,481
    Share of operating loss of equity investee               52,173                   -
    Gain on disposal of fixed assets                        (19,448)            (22,752)
    (Increase) decrease in accounts receivable             (387,936)          1,445,750
    Decrease (increase)  in deposits                          3,086                (387)
    (Increase) in inventories                              (498,943)           (693,761)
    Decrease (increase) in prepaid expenses                  81,520            (147,943)
    Increase in income taxes                                 53,467              74,697
    (Increase) decrease in other current assets             (20,424)             43,396
    Decrease in deferred income tax                               -             135,821
    Increase (decrease) in accounts payable                 382,614            (618,955)
    (Decrease) in accrued liabilities                      (152,869)           (394,006)
    (Decrease) in deferred revenue                         (427,109)         (1,607,784)
                                                         ----------         -----------

    Net cash used by operating activities                  (592,857)           (749,601)
                                                         ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                  (101,762)           (223,429)
    Proceeds from disposal of equipment                      28,894              25,778
    Acquisition of subsidiaries                                   -            (986,552)
    Investment in and advances to equity investee           (43,250)             (1,799)
    Decrease (increase) in other assets                      30,214              (1,043)
                                                         ----------         -----------

    Net cash used by investing activities                   (85,904)         (1,187,045)
                                                         ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in lines of credit-bank                        535,228           2,206,187
    Repayment of notes payable                             (394,169)                  -
    (Increase) in deferred offering costs                  (232,524)                  -
    Payments of capital lease obligations                   (23,559)           (196,954)
    Net proceeds from exercise of share options                 536                   -
                                                         ----------         -----------

    Net cash from (used by) financing activities           (114,488)          2,009,233
                                                         ----------         -----------

Effect of exchange rate changes on cash                     (36,985)            (21,528)
                                                         ----------         -----------
NET (DECREASE) INCREASE IN CASH                            (830,234)             51,059
Cash at beginning of period                               1,391,644           6,652,888
                                                         ----------         -----------
Cash at end of period                                    $  561,410         $ 6,703,947
                                                         ----------         -----------
                                                         ----------         -----------
Cash paid for interest expense                           $  103,614         $    71,145
                                                         ----------         -----------
                                                         ----------         -----------



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

The results of the three months ended April 30, 1997 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K and its Annual Report to Shareholders for the year ended January 31, 1997.

NOTE 3 - ADOPTION OF NEW STANDARDS

SFAS No. 128, EARNINGS PER SHARE, was issued in February 1997. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them more comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Group has adopted Statement 128 for its financial statements.

The Company has adopted SFAS 128 EARNINGS PER SHARE, and in accordance with that standard is showing basic and fully diluted earnings per share.

The computation for basic earnings per share is based on the net income divided by the weighted average number of common shares outstanding for the period.

The Computation for diluted earnings per share is based on the Treasury Stock Method.

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ADOPTION OF NEW STANDARDS (CONTD)

                                                               FOR THE MONTHS ENDED
                                                               --------------------
                                                          APRIL 30, 1996   APRIL 30, 1997
                                                          --------------   --------------
                                                            (UNAUDITED)      (UNAUDITED)
    BASIC EARNINGS PER SHARE

    Net income                                                 198,183          630,676
                                                             ---------        ---------

    Weighted Average Number of Common Shares
      outstanding                                            3,011,068        6,514,747
                                                             ---------        ---------

    Net income per Common Share Basic                            $0.07            $0.10
                                                             ---------        ---------
                                                             ---------        ---------

    DILUTED EARNINGS PER SHARE

    Net income                                                 198,183          630,676
                                                             ---------        ---------

    Weighted Average Number of Common Shares
      outstanding                                            3,011,068        6,514,747
    Additional Shares to be Issued upon Assumed
      Exercise of Options and Warrants                       2,941,850          487,000
    Shares Hypothetically Repurchased at the Average
      Market Price with the Proceeds of Exercise            (2,255,345)        (306,049)
                                                             ---------        ---------

    Adjusted Shares for Dilution                             3,697,573        6,695,698
                                                             ---------        ---------

    Net income per Common Share Diluted                          $0.05            $0.09
                                                             ---------        ---------
                                                             ---------        ---------


NOTE 4 -  INVENTORIES

Inventories consist of the following:                  JANUARY 31, 1997    APRIL 30, 1997
                                                       ----------------    --------------
                                                                             (UNAUDITED)

    Computer hardware                                      $ 6,949,121      $ 7,693,409
    Computer software                                           83,097           31,312
    Work in progress                                           100,252          101,510
                                                             ---------        ---------
                                                           $ 7,132,470      $ 7,826,231
                                                             ---------        ---------
                                                             ---------        ---------


                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

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

The Company has provided income tax for the three months ended April 30, 1997 of $210,225 on the profits of its operations, and for the three months to April 30, 1996 $66,061.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective August 15, 1996, the Company acquired Hammer Distribution Limited ("Hammer"). Hammer is a supplier of storage solutions and computer sub-systems. The Company believes that the acquisition of Hammer will assist the Company in consolidating a leading position within the UK market for high end storage solutions and sub-systems.

Effective October 11, 1996 the Company acquired Datapro Computers Group Limited ("Datapro"). Datapro is a supplier of specialized services including systems integration, hardware and software maintenance and systems support, and other technology enabling services. The Company believes that the acquisition of Datapro will assist the Company in strengthening its position in the independent hardware maintenance industry.

RESULTS OF OPERATIONS

Because of the effect upon the Company's results of operations for the year ended January 31, 1997 of acquisitions made during that period and restructuring and reorganization, direct comparison of the Company's results of operations for the periods ended April 30, 1996 and April 30, 1997 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

THREE MONTHS ENDED APRIL 30, 1997 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1996


REVENUES

Revenues for the three months ended April 30, 1997 were $18.6 million, an increase of $8.0 million, or approximately 76.5% compared to $10.6 million
for the three months ended April 30, 1996.   Revenues from products were
$10.4 million, or 56% of the total revenue, with revenues from the supply of services at $8.2 million, or 44% of the total revenues. In the comparable period of the prior year, Product revenues were 69.5% of the total revenues and supply of services were 30.5 % of the total revenues.

GROSS PROFIT

Gross profit for the three months ended April 30, 1997 was $5.6 million, an increase of $2.3 million, or 71.0% compared to $3.3 million for the three months ended April 30, 1996. Gross margin decreased from 31.0% for the three months ended April 30, 1996 to 30.0% for the three months ended April 30, 1997. Gross profit for products increased 16.7% from $1.3 million for the three months ended April 30, 1996 to $1.5 million for the three months to April 30, 1997. Gross profit for services increased 108.0% from $1.9 million for the three months ended April 30, 1996 to $4.0 million for the three months ended April 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $4.4 million, an increase of $1.7 million, or 60.5% compared to $2.7 million for the three months ended April 30, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 23.4% from 25.7% in the three months ended April 30, 1996. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended April 30, 1997 was $406,000, an increase of $263,000, or 64.7% compared to $143,000 for the three months ended April 30, 1996. This increase arose principally from the acquisitions of Hammer and Datapro acquired in August 1996 and October 1996, respectively. Depreciation was $195,000, an increase of $114,000 or 141.1%, from $81,000 for the prior period. Amortization of goodwill from acquisitions was $210,000, an increase of $148,000, or 240.2%, from $62,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the three months ended April 30, 1997 was $834,000, a increase of $418,000, or 100.4%, as compared to $416,000 for the three months ended April 30, 1996. As a percentage of revenues, IBITI increased to 4.5% in the three months ended April 30, 1997 as compared to 3.9% for the three months ended April 30, 1996.

IBITI before depreciation and amortization increased for the three months ended April 30, 1997 to $1.24 million from $559,000 for the three months ended April 30, 1996 an increase of $681,000 or 121.8%. As a percentage of revenues, IBITIDA increased to 6.6% for the three month period ended April 30, 1997 from 5.3% for the comparable period ended April 30, 1996.

EQUITY INVESTEE LOSS

Equity investee loss was $52,000 for the three months ended April 30, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the three months ended April 30, 1997 as the Company ceased its participation in the ActionTrac Joint Venture due to the bankruptcy of the other party to the Joint Venture.

INTEREST

Interest expense for the three months ended April 30, 1997 was $71,000 a decrease of $33,000 or 31.3% compared to $104,000 for the three months ended April 30, 1996, arising from lower utilization of bank lines of credit during the period. Interest income increased from $4,000 for the three months ended April 30, 1996 to $78,000 an increase of $74,000, arising from larger cash balances on hand during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

From inception until June 1996, the Company's sources of capital had been cash flows from operations, private placements of securities, primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996 the Company completed the sale of a further 450,000 shares, pursuant to the underwriters' over-allotment option. As a result of this offering the Company raised net proceeds of $16.0 million.

As of April 30, 1997, the Company had lines of credit with UK banks in the amount of L2.3 million ($3.8 million). As of April 30, 1997 $3.4 million was outstanding.

The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of April 30, 1997 were $504,105. These outstanding advances do not bear interest, and are payable on demand.

The Company's working capital increased from $5.6 million surplus at January 31, 1997 to a surplus of $6.3 million at April 30, 1997.

Net cash used by operating activities during the three months ended April 30, 1997 was $750,000, which reflected the net effect of a decrease in accounts payable, accrued liabilities, accounts receivable and deferred revenue and an increase in inventories. Net cash used by investing activities was $1.2 million, for the three months ended April 30, 1997, primarily reflecting cash used for the payment of contingent amounts due on the Hammer acquisition and for the purchase of equipment. Net cash provided by financing activities was $2.0 million for the three months ended April 30, 1997, resulting primarily from increase of bank lines of credit and payments of outstanding obligations.

The Company believes that the net cash flows from operations and borrowing availability under its credit facilities, will satisfy the Company's anticipated working capital requirements through at least the next twelve months. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's stockholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected.

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


Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Change In Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on February 5, 1997

         (b)  The following directors were re-elected at the Annual Meeting of
              Stockholders:

              Anil Doshi
              Mark Ellis
              Kenneth Newell
              Craig Kleinman
              Arthur Keith Ross
              Brian V. Murray

         (c)  Such directors received the votes indicated:

                                          FOR           WITHELD
                                          ---           -------

              Anil Doshi               5,079,963         27,188
              Mark Ellis               5,079,965         27,186
              Kenneth Newell           5,084,965         22,186
              Craig Kleinman           5,083,965         23,186
              Arthur Keith Ross        5,084,928         22,223
              Brian V. Murray          5,084,922         22,229

              Approval of the Company's Re-Incorporation in Delaware was approved by the vote indicated:

               FOR                AGAINST              ABSTAIN         NOT VOTED
               ---                -------              -------         ---------

            3,644,010             234,019               1,552          1,227,570

              Approval of the Company's 1996 Equity Incentive Plan was approved by the vote indicated:

               FOR                AGAINST              ABSTAIN         NOT VOTED
               ---                -------              -------         ---------

            3,393,053             473,002              13,526          1,227,570

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

              (b)  Reports on Form 8-K
              Not Applicable

               4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

May 10, 1997                                          4FRONT SOFTWARE
                                                      INTERNATIONAL, INC.



                                                      By: /s/ Stephen McDonnell
                                                      -------------------------

                                                      Stephen McDonnell
                                                      Chief Financial Officer