Form 10-Q
period 1997-07-31
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1997-09-12
CIK 91649

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

                  For the quarterly period ended July 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ................

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at September 10, 1997 was 6,517,747 shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.        FINANCIAL STATEMENTS


              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 SIX AND THREE MONTH PERIODS ENDED JULY 31, 1997


                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ------

CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of January 31, 1997
     and July 31, 1997 (unaudited)                                         1

     Condensed Consolidated Statements of Operations for the
     six and three month periods ended July 31, 1996 and 1997
     (unaudited)                                                           3

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity for the six months ended July 31, 1997 (unaudited)             4

     Condensed Consolidated Statements of Cash Flows for the
     six and three month periods ended July 31, 1996 and 1997
     (unaudited)                                                           5

     Notes to the Condensed Consolidated Financial Statements              6

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      JANUARY 31,    JULY 31,
                                                         1997          1997
                                                      -----------   -----------
                                                                    (UNAUDITED)

CURRENT ASSETS:
     Cash                                            $  6,652,888  $  5,731,147
     Accounts receivable, net of allowance
       for doubtful accounts of $273,205 and
       $333,102 respectively                           15,365,270    14,346,307
     Deposits                                              30,843        31,575
     Inventories                                        7,132,470     7,802,373
     Prepaid expenses                                     904,838     1,194,676
     Income taxes receivable                               32,122        26,479
     Other current assets                                 230,410       289,100

                                                     ------------  ------------

             Total current assets                      30,348,841    29,421,657

PROPERTY AND EQUIPMENT, net                             2,050,485     2,158,594

INVESTMENT IN AND ADVANCES
TO EQUITY INVESTEE                                        143,422             -

RECEIVABLE, RELATED PARTY                                 644,356       644,356

INTANGIBLE ASSETS, net                                  7,777,448     7,692,646

DEFERRED INCOME TAX                                       973,511       810,870

OTHER ASSETS                                               83,332        85,308

                                                     ------------  ------------

TOTAL ASSETS                                         $ 42,021,395  $ 40,813,431
                                                     ------------  ------------
                                                     ------------  ------------


           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JANUARY 31,     JULY 31,
                                                                       1997           1997
                                                                    -----------    -----------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
       Accounts payable                                            $ 13,057,511   $ 10,869,619
       Accrued liabilities                                            2,483,160      1,931,858
       Stockholder advances                                             504,105        504,105
       Lines of credit-bank                                           1,176,848      2,448,069
       Capital lease obligations, current portion                       545,903        323,944
       Income taxes payable                                             493,495        735,175
       Deferred revenue                                               6,503,043      5,612,469

                                                                   ------------   -------------

              Total current liabilities                              24,764,065     22,425,239

CAPITAL LEASE OBLIGATIONS, less current
                           portion                                      488,795        322,411

                                                                   ------------   ------------

TOTAL LIABILITIES                                                    25,252,860     22,747,650

                                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
       Preferred stock, par value $.001, 5,000,000
         shares authorized.  No shares issued or
         outstanding                                                          -              -
       Common stock, par value $.001, 30,000,000
         shares authorized 6,514,747 and 6,517,747
         shares issued and outstanding, respectively                 22,988,088     22,994,088
       Accumulated (deficit)                                         (6,222,386)    (4,914,681)
       Cumulative foreign currency translation adjustment                 2,833        (13,626)

                                                                   ------------   ------------

              Total stockholders' equity                             16,768,535     18,065,781

                                                                   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                             $ 42,021,395   $ 40,813,431
                                                                   ------------   ------------
                                                                   ------------   ------------


           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                        JULY 31, 1996 JULY 31, 1997  JULY 31, 1996  JULY 31, 1997
                                                        ------------- -------------  -------------  -------------
                                                         (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES
Products                                                $ 6,867,120   $ 10,507,327   $ 14,195,459   $ 20,935,014
Services                                                  3,193,305      8,312,680      6,415,204     16,509,278
                                                          ---------      ---------      ---------     ----------
                                                         10,060,425     18,820,007     20,610,663     37,444,292
                                                         ----------     ----------     ----------     ----------

Cost of Products                                          5,451,628      8,932,880     11,454,423     17,813,749
Cost of Services                                          1,203,928      3,788,994      2,480,274      7,937,735
                                                          ---------      ---------      ---------      ---------
                                                          6,655,556     12,721,874     13,934,697     25,751,484
                                                          ---------     ----------     ----------     ----------
GROSS PROFIT
Products                                                  1,415,492      1,574,447      2,741,036      3,121,265
Services                                                  1,989,377      4,523,686      3,934,930      8,571,543
                                                          ---------      ---------      ---------      ---------
                                                          3,404,869      6,098,133      6,675,966     11,692,808
                                                          ---------      ---------      ---------     ----------
OPERATING EXPENSES
       Selling, general and administrative expenses       2,832,116      4,687,082      5,544,194      9,041,708
       Depreciation                                          73,437        222,524        154,396        417,690
       Amortization                                          61,870        230,611        123,740        441,092
                                                             ------        -------        -------        -------
       Total operating expenses                           2,967,423      5,140,217      5,822,330      9,900,490
                                                          ---------      ---------      ---------      ---------

INCOME BEFORE INTEREST, INCOME
TAXES, AND SHARE OF RESULTS IN
EQUITY INVESTEE:                                            437,446        957,916        853,636      1,792,318

       Interest income                                       77,747         84,566         81,588        162,210
       Interest expense                                     (25,322)      (139,777)      (128,936)      (210,922)
                                                            --------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND
SHARE OF RESULTS IN EQUITY
INVESTEE:                                                   489,871        902,705        806,288      1,743,606

SHARE OF OPERATING (LOSS) OF
EQUITY INVESTEE                                             (72,219)             -       (124,392)             -
                                                            --------       -------       ---------     ---------

INCOME BEFORE INCOME TAXES                                  417,652        902,705        681,896      1,743,606

INCOME TAXES                                                104,413        225,676        170,474        435,901
                                                            -------        -------        -------        -------

NET INCOME                                              $   313,239   $    677,029   $    511,422   $  1,307,705
                                                            -------        -------        -------      ---------

NET INCOME PER COMMON SHARE
IN ACCORDANCE WITH APB OPINION NO. 15
(NOTE 3)                                                $      0.06   $       0.10   $       0.12   $       0.19

NET INCOME PER COMMON SHARE (BASIC)
IN ACCORDANCE WITH SFAS NO. 128
(NOTE 4)                                                $      0.07   $       0.10   $       0.14   $       0.20

NET INCOME PER COMMON SHARE (DILUTED)
IN ACCORDANCE WITH SFAS NO. 128
(NOTE 4)                                                $      0.06   $       0.10   $       0.11   $       0.19


           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                        Foreign
                                  Common Stock                          Currency
                            ------------------------    Accumulated   Translation
                             Shares        Amount        (Deficit)     Adjustment        Total
                            ---------   ------------   ------------   ------------       -----
BALANCE, JANUARY 31, 1997   6,514,747   $ 22,988,088   $ (6,222,386)   $   2,833       $ 16,768,535

Net income for
 period (unaudited)                 -              -        630,676            -            630,676
Foreign currency
 translation adjustment             -              -              -      (21,528)           (21,528)

                            ---------   ------------   ------------    ---------       ------------

Balance, April 30, 1997     6,514,747     22,988,088     (5,591,710)     (18,695)        17,377,683

                            ---------   ------------   ------------    ---------       ------------

Exercise of warrants            3,000          6,000              -            -              6,000
Net income for
 period (unaudited)                 -              -        677,029            -            677,029
Foreign currency
 translation adjustment             -              -              -        5,069              5,069

                            ---------   ------------   ------------    ---------       ------------

BALANCE, JULY 31, 1997      6,517,747   $ 22,994,088   $ (4,914,681)   $ (13,626)      $ 18,065,781
(UNAUDITED)                 ---------   ------------   ------------    ---------       ------------
                            ---------   ------------   ------------    ---------       ------------


           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1996  JULY 31, 1997   JULY 31,1996   JULY 31, 1997
                                                     -------------  -------------   ------------   -------------
                                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    313,239   $    677,029   $    511,422   $  1,307,705
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
  Depreciation                                            73,437        222,524        154,396        417,690
  Amortization                                            61,870        230,611        123,740        441,092
  Share of operating loss of equity investee              72,219              -        124,392              -
  Loss (gain) on disposal of fixed assets                (17,234)         3,157        (36,682)       (19,595)
  (Increase) decrease in accounts receivable            (123,669)      (426,787)      (511,605)     1,018,963
  Decrease (increase)  in deposits                         4,194           (345)         7,280           (732)
  (Increase) decrease in inventories                    (259,159)        23,858       (758,102)      (669,903)
  (Increase) in prepaid expenses                        (114,570)      (141,895)       (33,050)      (289,838)
  Increase (decrease) in income taxes                   (161,839)       172,626       (108,372)       247,323
  (Increase) decrease in other current assets             12,204       (102,086)        (8,220)       (58,690)
  Decrease in deferred income tax                              -         26,820              -        162,641
  (Decrease) in accounts payable                      (2,329,560)      (697,601)    (1,946,946)    (1,316,556)
  (Decrease) in accrued liabilities                     (348,298)      (157,296)      (501,167)      (551,302)
  Increase (decrease) in deferred revenue                273,825        717,210       (153,284)      (890,574)
                                                    ------------   ------------   ------------   ------------
  Net cash provided (used) by operating activities    (2,543,341)       547,825     (3,136,198)      (201,776)
                                                    ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                 (193,553)      (372,562)      (295,315)      (595,991)
  Proceeds from disposal of equipment                     82,920         64,009        111,814         89,787
  Acquisition of subsidiaries                                  -       (241,074)             -     (1,227,626)
  Investment in and advances to equity investee         (172,514)       145,221       (215,764)       143,422
  (Increase) in other assets                             (40,148)          (933)        (9,934)        (1,976)
                                                    ------------   ------------   ------------   ------------
  Net cash used by investing activities                 (323,295)      (405,339)      (409,199)    (1,592,384)
                                                    ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in lines of credit-bank         (2,017,991)      (934,966)    (1,482,763)     1,271,221
  Repayment of notes payable                          (1,301,234)             -     (1,695,403)             -
  Decrease in deferred offering costs                    571,119              -        338,595              -
  Payments of capital lease obligations                  (39,291)      (191,389)       (62,850)      (388,343)
  Net proceeds from issuance of common stock          16,191,479              -     16,191,479              -
  Net proceeds from exercise of warrants                       -          6,000              -          6,000
  Net proceeds from exercise of stock options                  -              -            536              -
                                                    ------------   ------------   ------------   ------------

  Net cash from (used by) financing activities        13,404,082     (1,120,355)    13,289,594        888,878
                                                    ------------   ------------   ------------   ------------

Effect of exchange rate changes on cash                  100,114          5,069         63,129        (16,459)
                                                    ------------   ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH                       10,637,560       (972,800)     9,807,326       (921,741)
Cash at beginning of period                              561,410      6,703,947      1,391,644      6,652,888
                                                    ------------   ------------   ------------   ------------
Cash at end of period                               $ 11,198,970   $  5,731,147   $ 11,198,970   $  5,731,147
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Cash paid for interest expense                      $     25,322   $    139,777   $    128,936   $    210,922
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Cash paid for income taxes                          $    332,313   $          -   $    332,313   $          -
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -   NATURE  OF BUSINESS

4Front Software International, Inc. and subsidiaries (the "Company" or "4Front") is a UK-based specialized computer services company. The Company provides key elements of distributed computing, including systems development and integration, storage and client-server solutions and products, as well as hardware and software support and help desk services.

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

The results of the six months ended July 31, 1997 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1997.

NOTE 3 -  EARNINGS PER SHARE

The computation of earnings per share is calculated based on the Treasury Stock Method in accordance with APB Opinion No. 15.

For the three and six month periods to July 31, 1996 and 1997 the Treasury Stock method of calculating earnings per share was utilized to reflect the dilutive effect of stock options and warrants, there is no material difference between diluted and primary earnings per share for the periods shown.


                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                      JULY 31, 1996   JULY 31, 1997  JULY 31, 1996  JULY 31, 1997
                                      -------------   -------------  -------------  -------------
Weighted average number of
common shares outstanding               4,535,920      6,514,747      3,785,867      6,514,747

Net income per common share                 $0.06          $0.10          $0.12          $0.19


NOTE 4 - ADOPTION OF NEW STANDARDS

SFAS No. 128, EARNINGS PER SHARE, was issued in February 1997. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them more comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Group has adopted Statement 128 for its financial statements for the year ended January 31, 1998, and has begun disclosing its effects in each of the quarters of the year.

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ADOPTION OF NEW STANDARDS (CONTD)

The computation for basic earnings per share is based on the net income divided by the weighted average number of common shares outstanding for the period.

The Computation for diluted earnings per share is based on the Treasury Stock Method as per the requirements of SFAS No. 128.


                                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      JULY 31, 1996  JULY 31, 1997  JULY 31,1996   JULY 31, 1997
                                                      -------------  -------------  ------------   -------------
                                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
  BASIC EARNINGS PER SHARE

  Net income                                             313,239        677,029        511,422      1,307,705
                                                       ---------     ----------     ----------      ---------

  Weighted Average Number of Common Shares
    outstanding                                        4,535,920      6,514,747      3,785,867      6,514,747
                                                       ---------     ----------     ----------      ---------

  Net income per Common Share Basic                        $0.07          $0.10         $0.14           $0.20
                                                       ---------     ----------     ----------      ---------
                                                       ---------     ----------     ----------      ---------

  DILUTED EARNINGS PER SHARE

  Net income                                             313,239        677,029        511,422      1,307,705
                                                       ---------     ----------     ----------      ---------

  Weighted Average Number of Common Shares
    outstanding                                        4,535,920      6,514,747      3,785,867      6,514,747
  Additional Shares to be Issued upon Assumed
    Exercise of Options and Warrants                   2,941,850      1,880,800      2,941,850        604,500
  Shares Hypothetically Repurchased at the Average
    Market Price with the Proceeds of Exercise        (1,932,463)    (1,618,941)    (2,029,420)      (381,772)
                                                       ---------     ----------     ----------      ---------

  Adjusted Shares for Dilution                         5,545,307      6,776,606      4,698,297      6,737,475
                                                       ---------     ----------     ----------      ---------

  Net income per Common Share Diluted                      $0.06          $0.10          $0.11          $0.19
                                                       ---------     ----------     ----------      ---------
                                                       ---------     ----------     ----------      ---------

NOTE 5 -  INVENTORIES

Inventories consist of the following:    JANUARY 31, 1997     JULY 31, 1997
                                         ----------------     -------------
                                                               (UNAUDITED)

    Computer hardware                     $  6,949,121        $  7,668,250
    Computer software                           83,097              31,493
    Work in progress                           100,252             102,630
                                          ------------        ------------
                                          $  7,132,470        $  7,802,373
                                          ------------        ------------
                                          ------------        ------------

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

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

The Company has provided income tax for the six months ended July 31, 1997 of $435,901 on the profits of its operations, and for the six months to July 31, 1996 $170,474.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a UK-based specialized computer services company which provides a wide range of high-end Information Technology solutions and services, principally to Financial Times UK Top 500 companies and government authorities. The Company provides key elements of distributed computing, including systems development and integration, storage and client-server solutions and products, as well as extensive hardware and software support, including help desk support services. The Company believes it has a competitive advantage as a single-source, multivendor, multiple service solution provider to a broad range of corporate computing needs.

On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996, the Company completed the sale of a further 450,000 shares, pursuant to the underwriters' over-allotment option. As a result of this offering the Company raised net proceeds of $16.0 million.

Effective August 15, 1996, the Company acquired Hammer Distribution Limited ("Hammer"). Hammer is a supplier of storage solutions and computer sub-systems. The Company believes that the acquisition of Hammer will assist the Company in consolidating a leading position within the UK market for high end storage solutions and sub-systems.

Effective October 11, 1996, the Company acquired Datapro Computers Group Limited ("Datapro"). Datapro is a supplier of specialized services including systems integration, hardware and software maintenance and systems support, and other technology enabling services. The Company believes that the acquisition of Datapro will assist the Company in strengthening its position in the independent hardware maintenance industry.

Effective September 8, 1997, the Company acquired Firstpoint Limited ("Firstpoint"). Firstpoint is a supplier of hardware maintenance and services. The Company believes that the acquisition of Firstpoint strengthens its position within the UK independent hardware maintenance industry.

RESULTS OF OPERATIONS

Because of the effect upon the Company's results of operations for the year ended January 31, 1997 of acquisitions made during that period and restructuring and reorganization, direct comparison of the Company's results of operations for the periods ended July 31, 1996 and July 31, 1997 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below. The operations and results of operations for both Hammer and Datapro were not included in the results for the three and six month periods to July 31, 1996 as they were effective in the third quarter of 1996. The Hammer and Datapro acquisitions are now fully integrated into the Company's operations and reflected as such in the substantial growth of the Company's operations and results of operations for the three and six month periods to July 31, 1997.


THREE MONTHS ENDED JULY 31, 1997 COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1996


REVENUES

Revenues for the three months ended July 31, 1997 were $18.8 million, an increase of $8.8 million, or approximately 87.1% compared to $10.0 million for the three months ended July 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. Revenues from products were $10.5 million, or 55.8% of the total revenue, with revenues from the supply of services at $8.3 million, or 44.2% of the total revenues. In the comparable period of the prior year, Product revenues were 68.3% of the total revenues and supply of services were 31.7% of the total revenues.

GROSS PROFIT

Gross profit for the three months ended July 31, 1997 was $6.1 million, an increase of $2.7 million, or 79.1% compared to $3.4 million for the three months ended July 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. Gross margin decreased from 33.8% for the three months ended July 31, 1996 to 32.4% for the three months ended July 31, 1997. Gross profit for products increased 11.2% from $1.4 million for the three months ended July 31, 1996 to $1.6 million for the three months to July 31, 1997. Gross profit for services increased 127.4% from $2.0 million for the three months ended July 31, 1996 to $4.5 million for the three months ended July 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $4.7 million, an increase of $1.9 million, or 65.5% compared to $2.8 million for the three months ended July 31, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 24.9% from 28.2% in the three months ended July 31, 1996. Selling general and administrative expenses increased primarily as a result of the acquisition of Hammer and Datapro.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended July 31, 1997 was $453,000, an increase of $318,000, or 234.9% compared to $135,000 for the three months ended July 31, 1996. This increase arose principally from the acquisitions of Hammer and Datapro acquired in August 1996 and October 1996, respectively. Depreciation was $222,000, an increase of $149,000 or 203.0%, from $73,000 for the prior period. Amortization of goodwill from acquisitions was $231,000, an increase of $169,000, or 272.7%, from $62,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the three months ended July 31, 1997 was $958,000, a increase of $520,000, or 119.0%, as compared to $438,000 for the three months ended July 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITI increased to 5.1% in the three months ended July 31, 1997 as compared to 4.3% for the three months ended July 31, 1996.

IBITI before depreciation and amortization increased for the three months ended July 31, 1997 to $1.4 million from $573,000 for the three months ended July 31, 1996 an increase of $838,000 or 146.4%, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITIDA increased to 7.5% for the three month period ended July 31, 1997 from 5.7% for the comparable period ended July 31, 1996.

EQUITY INVESTEE LOSS

Equity investee loss was $72,000 for the three months ended July 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the three months ended July 31, 1997 as the Company ceased its participation in the ActionTrac Joint Venture due to the bankruptcy of the other party to the Joint Venture.

INTEREST

Interest expense for the three months ended July 31, 1997 was $140,000 an increase of $115,000 compared to $25,000 for the three months ended July 31, 1996, arising from higher utilization of bank lines of credit during the period. Interest income increased from $78,000 for the three months ended July 31, 1996 to $85,000 an increase of $7,000, arising from larger cash balances on hand during the quarter.

SIX MONTHS ENDED JULY 31, 1997 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1996


REVENUES

Revenues for the six months ended July 31, 1997 were $37.4 million, an increase of $16.8 million, or approximately 81.7% compared to $20.6 million for the six months ended July 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. Revenues from products were $20.9 million, or 55.9% of the total revenue, with revenues from the supply of services at $16.5 million, or 44.1% of the total revenues. In the comparable period of the prior year, Product revenues were 68.9% of the total revenues and supply of services were 31.1% of the total revenues.

GROSS PROFIT

Gross profit for the six months ended July 31, 1997 was $11.7 million, an increase of $5.0 million, or 75.1% compared to $6.7 million for the six months ended July 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. Gross margin decreased from 32.4% for the six months ended July 31, 1996 to 31.2% for the six months ended July 31, 1997. Gross profit for products increased 13.9% from $2.7 million for the six months ended July 31, 1996 to $3.1 million for the six months to July 31, 1997. Gross profit for services increased 117.8% from $3.9 million for the six months ended July 31, 1996 to $8.6 million for the six months ended July 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $9.0 million, an increase of $3.5 million, or 63.1% compared to $5.5 million for the six months ended July 31, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 24.1% from 26.9% in the six months ended July 31, 1996. Selling general and administrative expenses increased primarily as a result of the acquisition of Hammer and Datapro.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the six months ended July 31, 1997 was $859,000, an increase of $581,000, or 208.8% compared to $278,000 for the six months ended July 31, 1996. This increase arose principally from the acquisitions of Hammer and Datapro acquired in August 1996 and October 1996, respectively. Depreciation was $418,000, an increase of $264,000 or 170.5%, from $154,000 for the prior period. Amortization of goodwill from acquisitions was $441,000, an increase of $317,000, or 256.5%, from $124,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the six months ended July 31, 1997 was $1.8 million, a increase of $939,000, or 110.0%, as compared to $854,000 for the six months ended July 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITI increased to 4.8% in the six months ended July 31, 1997 as compared to 4.1% for the six months ended July 31, 1996.

IBITI before depreciation and amortization increased for the six months ended July 31, 1997 to $2.7 million from $1.2 million for the six months ended July 31, 1996 an increase of $1.5 million or 134.2%, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITIDA increased to 7.1% for the six month period ended July 31, 1997 from 5.5% for the comparable period ended July 31, 1996.

EQUITY INVESTEE LOSS

Equity investee loss was $124,000 for the six months ended July 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the six months ended July 31, 1997 as the Company ceased its participation in the ActionTrac Joint Venture due to the bankruptcy of the other party to the Joint Venture.

INTEREST

Interest expense for the six months ended July 31, 1997 was $211,000 an increase of $82,000 or 63.6% compared to $129,000 for the six months ended July 31, 1996, arising from higher utilization of bank lines of credit during the period. Interest income increased from $82,000 for the six months ended July 31, 1996 to $162,000 an increase of $80,000, arising from larger cash balances on hand during the quarter.

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

As of July 31, 1997, the Company had lines of credit with UK banks in the amount of L2.3 million ($3.8 million). As of July 31, 1997 $2.4 million was outstanding.

The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of July 31, 1997 were $504,105. These outstanding advances do not bear interest, and are payable on demand.

The Company's working capital increased from $5.6 million surplus at January 31, 1997 to a surplus of $7.0 million at July 31, 1997.

Net cash used by operating activities during the six months ended July 31, 1997 was $202,000, which reflected the net effect of a decrease in accounts payable, accrued liabilities, accounts receivable and deferred revenue and an increase in inventories. Net cash used by investing activities was $1.6 million, for the six months ended July 31, 1997, primarily reflecting cash used for the payment of contingent amounts due on the Hammer acquisition and for the purchase of equipment. Net cash provided by financing activities was $0.9 million for the six months ended July 31, 1997, resulting primarily from increase of bank lines of credit and payments of outstanding obligations.

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

On September 8, 1997, the Company acquired all the shares of Firstpoint Limited ("Firstpoint") for a total consideration of approximately $6.1 million, including the assumption of $1.4 million of inter-company debt. $3.9 million (from available cash resources of the Company), including repayment of the inter-company debt, was paid upon completion of the acquisition and the remaining balance of the consideration is to be paid in quarterly installments over the next 18 months. Firstpoint presently has no foreseeable significant working capital funding requirements from the Company.

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

          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

               (a)  The following exhibits are filed as part of this report.
                    27   Financial Data Schedule
               (b)  Reports on Form 8-K.
                    The company did not file any reports on Form 8-K during the quarter for which this report is filed.

          All other items of this report are inapplicable.

              4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



September 10, 1997                           4FRONT SOFTWARE
                                             INTERNATIONAL, INC.



                                             By: /s/ Stephen McDonnell
                                             -------------------------

                                             Stephen McDonnell
                                             Chief Financial Officer