Form 10-Q
period 1997-10-31
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1997-12-08
CIK 91649

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

                   For the quarterly period ended October 31, 1997

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .............. to .............

                            Commission File Number 0-8345
                             ___________________________

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

                             ___________________________


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

The number of shares outstanding of each of the Registrant's classes of Common Stock at December 1, 1997 was 6,604,243 shares of Common Stock, $.001 par value.

================================================================================

ITEM 1.       FINANCIAL STATEMENTS


                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                 NINE AND THREE MONTH PERIODS ENDED OCTOBER 31, 1997




                                  TABLE OF CONTENTS
                                  -----------------


                                                                      PAGE
                                                                     NUMBER

CONSOLIDATED FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of January 31, 1997
    and October 31, 1997 (unaudited)                                    1

    Condensed Consolidated Statements of Operations for the
    nine and three month periods ended October 31, 1996 and 1997
    (unaudited)                                                         3

    Condensed Consolidated Statements of Changes in Stockholders'
    Equity for the nine months ended October 31, 1997 (unaudited)       4

    Condensed Consolidated Statements of Cash Flows for the
    nine and three month periods ended October 31, 1996 and 1997
    (unaudited)                                                         5

    Notes to the Condensed Consolidated Financial Statements            6

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                        ASSETS

                                                 JANUARY 31,    OCTOBER 31,
                                                    1997           1997
                                                 -----------    -----------
                                                                (UNAUDITED)


CURRENT ASSETS:
    Cash                                        $ 6,652,888    $   580,073
    Accounts receivable, net of allowance
      for doubtful accounts of $273,205 and
      $337,654 respectively                      15,365,270     19,929,192
      Deposits                                       30,843         32,142
    Inventories                                   7,132,470     10,222,378
    Prepaid expenses                                904,838      1,664,879
    Income taxes receivable                          32,122         26,955
    Other current assets                            230,410        322,440
                                                -----------    -----------

    Total current assets                         30,348,841     32,778,059

PROPERTY AND EQUIPMENT,  net                      2,050,485      2,554,687

INVESTMENT IN AND ADVANCES
TO EQUITY INVESTEE                                  143,422              -

RECEIVABLE, RELATED PARTY                           644,356              -

INTANGIBLE ASSETS, net                            7,777,448     13,568,262

DEFERRED INCOME TAX                                 973,511      1,687,500

OTHER ASSETS                                         83,332         86,840
                                                -----------    -----------

TOTAL ASSETS                                    $42,021,395    $50,675,348
                                                ===========    ===========












        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  JANUARY 31,    OCTOBER 31,
                                                     1997           1997
                                                  -----------    -----------
                                                                 (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                            $13,057,511    $15,929,274
    Accrued liabilities                           2,483,160      2,466,176
    Stockholder advances                            504,105         57,999
    Lines of credit-bank                          1,176,848      2,379,193
    Capital lease obligations, current
      portion                                       545,903        333,490
    Income taxes payable                            493,495        838,266
    Deferred revenue                              6,503,043      8,835,389
                                                -----------    -----------

    Total current liabilities                    24,764,065     30,839,787

CAPITAL LEASE OBLIGATIONS, less current
      portion                                       488,795        238,519
                                                -----------    -----------

TOTAL LIABILITIES                                25,252,860     31,078,306
                                                -----------    -----------


COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001, 5,000,000
      shares authorized.  No shares issued or
      outstanding                                         -              -
    Common stock, par value $.001, 30,000,000
      shares authorized 6,514,747 and 6,604,243
      shares issued and outstanding,
      respectively                               22,988,088     23,669,088
    Accumulated (deficit)                        (6,222,386)    (4,092,707)
    Cumulative foreign currency translation
      adjustment                                      2,833         20,661
                                                -----------    -----------

    Total stockholders' equity                   16,768,535     19,597,042
                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $42,021,395    $50,675,348
                                                ===========    ===========






        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                   OCTOBER 31, 1996   OCTOBER 31, 1997    OCTOBER 31, 1996    OCTOBER 31, 1997
                                                   ----------------   ----------------    ----------------    ----------------
                                                     (UNAUDITED)        (UNAUDITED)         (UNAUDITED)         (UNAUDITED)

REVENUES
Products                                              $ 8,496,572        $ 8,491,020         $22,692,031         $29,426,034
Services                                                5,409,365         12,946,678          11,824,569          29,455,956
                                                      -----------        -----------         -----------         -----------
                                                       13,905,937         21,437,698          34,516,600          58,881,990
                                                      -----------        -----------         -----------         -----------

Cost of Products                                        7,154,752          6,912,941          18,609,175          24,726,690
Cost of Services                                        2,243,781          6,623,269           4,724,055          14,561,004
                                                      -----------        -----------         -----------         -----------
                                                        9,398,533         13,536,210          23,333,230          39,287,694
                                                      -----------        -----------         -----------         -----------
GROSS PROFIT
PRODUCTS                                                1,341,820          1,578,079           4,082,856           4,699,344
SERVICES                                                3,165,584          6,323,409           7,100,514          14,894,952
                                                      -----------        -----------         -----------         -----------
                                                        4,507,404          7,901,488          11,183,370          19,594,296
                                                      -----------        -----------         -----------         -----------
OPERATING EXPENSES
  Selling, general and administrative expenses          3,661,985          6,040,057           9,206,179          15,081,765
  Depreciation                                            126,799            251,182             281,195             668,872
  Amortization                                            110,879            316,958             234,619             758,050
                                                      -----------        -----------         -----------         -----------
  Total operating expenses                              3,899,663          6,608,197           9,721,993          16,508,687
                                                      -----------        -----------         -----------         -----------

INCOME BEFORE INTEREST, INCOME
TAXES, AND SHARE OF RESULTS IN
EQUITY INVESTEE:                                          607,741          1,293,291           1,461,377           3,085,609

  Interest income                                         140,371             47,140             221,959             209,350
  Interest expense                                        (55,594)          (244,465)           (184,530)           (455,387)
                                                      -----------        -----------         -----------         -----------

INCOME BEFORE INCOME TAXES AND
SHARE OF RESULTS IN EQUITY
INVESTEE:                                                 692,518          1,095,966           1,498,806           2,839,572

SHARE OF OPERATING (LOSS) OF
EQUITY INVESTEE                                           (80,853)                 -            (205,245)                  -
                                                      -----------        -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                                611,665          1,095,966           1,293,561           2,839,572

INCOME TAXES                                              152,916            273,992             323,390             709,893
                                                      -----------        -----------         -----------         -----------

NET INCOME                                            $   458,749        $   821,974         $   970,171         $ 2,129,679
                                                      -----------        -----------         -----------         -----------

NET INCOME PER COMMON SHARE
IN ACCORDANCE WITH APB OPINION NO. 15
(NOTE 3)                                              $      0.07        $      0.11         $      0.19         $      0.29

NET INCOME PER COMMON SHARE
(BASIC) IN ACCORDANCE WITH SFAS NO. 128
(NOTE 4)                                              $      0.07        $      0.13         $      0.21         $      0.33

NET INCOME PER COMMON SHARE
(DILUTED) IN ACCORDANCE WITH SFAS NO. 128
(NOTE 4)                                              $      0.07        $      0.11         $      0.18         $      0.31




        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                 STOCKHOLDERS' EQUITY




                                                                                  Foreign
                                         Common Stock                             Currency
                                    ------------------------    Accumulated     Translation
                                     Shares        Amount        (Deficit)       Adjustment      Total
                                    ---------    -----------    -----------      ----------   -----------

BALANCE, JANUARY 31, 1997           6,514,747    $22,988,088    $(6,222,386)      $  2,833    $16,768,535

Net income for
 period (unaudited)                         -              -        630,676              -        630,676
Foreign currency
 translation adjustment                     -              -              -        (21,528)       (21,528)
                                    ---------    -----------    -----------       --------    -----------

Balance, April 30, 1997             6,514,747     22,988,088     (5,591,710)       (18,695)    17,377,683
                                    ---------    -----------    -----------       --------    -----------

Exercise of warrants                    3,000          6,000              -              -          6,000
Net income for
 period (unaudited)                         -              -        677,029              -        677,029
Foreign currency
 translation adjustment                     -              -              -          5,069          5,069
                                    ---------    -----------    -----------       --------    -----------

Balance, July 31, 1997              6,517,747     22,994,088     (4,914,681)       (13,626)    18,065,781
                                    ---------    -----------    -----------       --------    -----------

Exercise of warrants                   27,600         75,000              -              -         75,000
Net income for
 period (unaudited)                         -              -        821,974              -        821,974
Stock issued for the acquisition
  of Eurosystems France                58,896        600,000              -              -        600,000
Foreign currency
 translation adjustment                     -              -              -         34,287         34,287
                                    ---------    -----------    -----------       --------    -----------

BALANCE, OCTOBER 31, 1997           6,604,243    $23,669,088    $(4,092,707)      $ 20,661    $19,597,042
(UNAUDITED)                         =========    ===========    ===========       ========    ===========











          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                    OCTOBER 31, 1996   OCTOBER 31, 1997   OCTOBER 31, 1996   OCTOBER 31, 1997
                                                    ----------------   ----------------   ----------------   ----------------
                                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net income                                             $   458,749          $ 821,974        $   970,171        $ 2,129,679
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
   Depreciation                                            126,799            251,182            281,195            668,872
   Amortization                                            110,879            316,958            234,619            758,050
   Share of operating loss of equity investee               80,853                  -            205,245                  -
   Loss (gain) on disposal of fixed assets                    (501)            22,343            (37,183)             2,748
   Decrease (increase) in accounts receivable           (3,641,385)          (189,545)        (4,152,990)           829,418
   Decrease (increase)  in deposits                         (1,595)              (567)             5,685             (1,299)
   Increase in inventories                              (1,089,659)          (509,345)        (1,847,761)        (1,179,248)
   Decrease (increase) in prepaid expenses                (128,804)           142,337           (161,854)          (147,501)
   Increase in income taxes                                244,568            102,615            136,196            349,938
   Decrease (increase) decrease in other current
     assets                                                 55,715            (33,340)            47,495            (92,030)
   Decrease in deferred taxation                                 -            119,370                  -            282,011
   Decrease in account receivable related party             46,800                  -             46,800                  -
   Increase (decrease) in accounts payable               3,605,468          1,313,495          1,658,522             (3,061)
   Increase (decrease) accrued liabilities                 665,982           (294,022)           164,815           (845,324)
   Increase (decrease) in deferred revenue                 197,918         (1,325,480)            44,634         (2,216,054)
                                                       -----------        -----------        -----------        -----------
   Net cash provided (used) by operating activities        731,787            737,975         (2,404,411)           536,199
                                                       -----------        -----------        -----------        -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of equipment                                   (57,831)           (65,024)          (353,146)          (661,015)
   Proceeds from disposal of equipment                       2,525             67,005            114,339            156,792
   Acquisition of subsidiaries                          (3,844,395)        (5,152,423)        (3,844,395)        (6,380,049)
   Investment in and advances to equity investee          (187,725)                 -           (403,489)           143,422
   (Increase) decrease in other assets                      31,248             (1,532)            21,314             (3,508)
                                                       -----------        -----------        -----------        -----------
   Net cash used by investing activities                (4,056,178)        (5,151,974)        (4,465,377)        (6,744,358)
                                                       -----------        -----------        -----------        -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   (Decrease) increase in lines of credit-bank             468,736           (646,556)        (1,014,027)           624,665
   Repayment of notes payable                           (1,146,460)                 -         (2,841,863)                 -
   Decrease in deferred offering costs                           -                  -            338,595                  -
   Payments of capital lease obligations                  (115,579)          (199,806)          (178,429)          (588,149)
   Net proceeds from issuance of common stock                    -                  -         16,191,479                  -
   Net proceeds from exercise of warrants                        -             75,000                  -             81,000
   Net proceeds from exercise of stock options                   -                  -                536                  -
                                                       -----------        -----------        -----------        -----------
   Net cash from (used by) financing activities           (793,303)          (771,362)        12,496,291            117,516
                                                       -----------        -----------        -----------        -----------

Effect of exchange rate changes on cash                    189,189             34,287            252,318             17,828
                                                       -----------        -----------        -----------        -----------
NET (DECREASE) INCREASE IN CASH                         (3,928,505)        (5,151,074)         5,878,821         (6,072,815)
Cash at beginning of period                             11,198,970          5,731,147          1,391,644          6,652,888
                                                       -----------        -----------        -----------        -----------
Cash at end of period                                  $ 7,270,465        $   580,073        $ 7,270,465        $   580,073
                                                       ===========        ===========        ===========        ===========
Cash paid for interest expense                         $    55,594        $   244,465        $   184,530        $   455,387
                                                       ===========        ===========        ===========        ===========



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

The results of the nine months ended October 31, 1997 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1997.

NOTE 3 -  EARNINGS PER SHARE

The computation of earnings per share is calculated based on the Treasury Stock Method in accordance with APB Opinion No. 15.

For the three and nine month periods to October 31, 1996 and 1997 the Treasury Stock method of calculating earnings per share was utilized to reflect the dilutive effect of stock options and warrants, there is no material difference between diluted and primary earnings per share for the periods shown.



                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                        OCTOBER 31,    OCTOBER 31,    OCTOBER 31,   OCTOBER 31,
                                        -----------    -----------    -----------   -----------
                                           1996           1997           1996           1997
                                           ----           ----           ----           ----

Weighted average number of common
shares outstanding                        6,508,747     6,521,734       4,703,271     6,517,620

Net income per common share                   $0.07         $0.11           $0.19         $0.29


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

The Computation for diluted earnings per share is based on the Treasury Stock Method as per the requirements of SFAS No. 128.



                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                             OCTOBER 31,    OCTOBER 31,    OCTOBER 31,   OCTOBER 31,
                                             -----------    -----------    -----------   -----------
                                                1996           1997           1996          1997
                                                ----           ----           ----          ----
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)

     Basic Earnings Per Share

   Net income                                $   458,749    $   821,974    $   970,171  $ 2,129,679
                                             -----------    -----------    -----------  -----------
   Weighted Average Number of Common Shares
     outstanding                               6,508,747      6,521,734      4,703,271    6,517,620
                                             -----------    -----------    -----------  -----------

   Net income per Common Share Basic         $      0.07    $      0.13    $     0.21   $      0.33
                                             ===========    ===========    ===========  ===========

   DILUTED EARNINGS PER SHARE

   Net income                                $   458,749    $   821,974    $   970,171  $ 2,129,679
                                             -----------    -----------    -----------  -----------
   Weighted Average Number of Common
     Shares outstanding                        6,508,747      6,521,734      4,703,271    6,517,620
   Additional Shares to be Issued upon
     Assumed Exercise of Options and
     Warrants                                  2,242,300      3,154,350      2,941,850    1,874,800
   Shares Hypothetically Repurchased at
     the Average Market Price with the
     Proceeds of Exercise                     (1,715,063)    (2,038,658)    (2,346,010)  (1,453,390)
                                             -----------    -----------    -----------  -----------

   Adjusted Shares for Dilution                7,035,984      7,637,426      5,299,111    6,939,030
                                             -----------    -----------    -----------  -----------

   Net income per Common Share Diluted       $      0.07    $      0.11    $      0.18  $      0.31
                                             ===========    ===========    ===========  ===========


NOTE 5 -  INVENTORIES

Inventories consist of the following:                 JANUARY 31, 1997      OCTOBER 31, 1997
                                                     ------------------    ------------------
                                                                              (UNAUDITED)

   Computer hardware                                      $6,949,121           $10,085,842
   Computer software                                          83,097                32,061
   Work in progress                                          100,252               104,475
                                                          ----------           -----------

                                                          $7,132,470           $10,222,378
                                                          ==========           ===========


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

The Company has provided income tax for the nine months ended October 31, 1997 of $709,893 on the profits of its operations, and for the nine months to October 31, 1996 $323,390.

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

Effective October 28, 1997, the Company acquired Eurosystems France ("Eurosystems"). Eurosystems is a maintenance provider with operations in France and Belgium. The Company believes that this is a strategic acquisition to enable it to expand into continental Europe.

RESULTS OF OPERATIONS

Because of the effect upon the Company's results of operations for the year ended January 31, 1997 of acquisitions made during that period and restructuring and reorganization, direct comparison of the Company's results of operations for the periods ended October 31, 1996 and October 31, 1997 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.


THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1996


REVENUES

Revenues for the three months ended October 31, 1997 were $21.4 million, an increase of $7.5 million, or approximately 54.2% compared to $13.9 million for the three months ended October 31, 1996. The majority of this growth came from the acquisitions of Datapro and Firstpoint and the remainder from organic growth of the services business. Revenues from products were $8.5 million, or 39.6% of the total revenue, with revenues from the supply of services at $12.9 million, or 60.4% of the total revenues. In the comparable period of the prior year, Product revenues were 61.1% of the total revenues and supply of services were 38.9% of the total revenues.

GROSS PROFIT

Gross profit for the three months ended October 31, 1997 was $7.9 million, an increase of $3.4 million, or 75.3% compared to $4.5 million for the three months ended October 31, 1996, the majority of this growth came from the acquisitions of Datapro and Firstpoint and the remainder from organic growth of the services business. Gross margin increased from 32.4% for the three months ended October 31, 1996 to 36.9% for the three months ended October 31, 1997. Gross profit for products increased 17.6% from $1.3 million for the three months ended October 31, 1996 to $1.6 million for the three months to October 31, 1997. Gross profit for services increased 99.8% from $3.2 million for the three months ended October 31, 1996 to $6.3 million for the three months ended October 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $6.0 million, an increase of $2.3 million, or 64.9% compared to $3.7 million for the three months ended October 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased to 28.2% from 26.3% in the three months ended October 31, 1996. Selling general and administrative expenses increased primarily as a result of the acquisition of Datapro and Firstpoint and the expansion of the services business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended October 31, 1997 was $568,000, an increase of $330,000, or 139.0% compared to $238,000 for the three months ended October 31, 1996. This increase arose principally from the acquisitions of Datapro and Firstpoint acquired in October 1996 and September 1997, respectively. Depreciation was $251,000, an increase of $124,000 or 98.1%, from $127,000 for the prior period. Amortization of goodwill from acquisitions was $317,000, an increase of $206,000, or 185.9%, from $111,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the three months ended October 31, 1997 was $1,293,000, an increase of $685,000, or 112.8%, as compared to $608,000 for the three months ended October 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITI increased to 6.0% in the three months ended October 31, 1997 as compared to 4.4% for the three months ended October 31, 1996.

IBITI before depreciation and amortization increased for the three months ended October 31, 1997 to $1.86 million from $845,000 for the three months ended October 31, 1996 an increase of $1.02 million or 120.2%, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITIDA increased to 8.7% for the three month period ended October 31, 1997 from 6.1% for the comparable period ended October 31, 1996.

EQUITY INVESTEE LOSS

Equity investee loss was $81,000 for the three months ended October 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the three months ended October 31, 1997 as the Company ceased its participation in the ActionTrac Joint Venture due to the bankruptcy of the other party to the Joint Venture.

INTEREST

Interest expense for the three months ended October 31, 1997 was $245,000 an increase of $189,000 compared to $56,000 for the three months ended October 31, 1996, arising from higher utilization of bank lines of credit during the period. Interest income decreased from $140,000 for the three months ended October 31, 1996 to $47,000, a decrease of $93,000, arising from smaller cash balances on hand during the quarter.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1996


REVENUES

Revenues for the nine months ended October 31, 1997 were $58.9 million, an increase of $24.4 million, or approximately 70.6% compared to $34.5 million for the nine months ended October 31, 1996, the majority of this growth came from the acquisitions of Hammer, Datapro and Firstpoint and the remainder from organic growth of the services business. Revenues from products were $29.4 million, or 50% of the total revenue, with revenues from the supply of services at $29.5 million, or 50% of the total revenues. In the comparable period of the prior year, Product revenues were 65.7% of the total revenues and supply of services were 34.3% of the total revenues.

GROSS PROFIT

Gross profit for the nine months ended October 31, 1997 was $19.6 million, an increase of $8.4 million, or 75.2% compared to $11.2 million for the nine months ended October 31, 1996, the majority of this growth came from the acquisitions of Hammer, Datapro and Firstpoint and the remainder from organic growth of the services business. Gross margin increased from 32.4% for the nine months ended October 31, 1996 to 33.3% for the nine months ended October 31, 1997. Gross profit for products increased 15.1% from $4.1 million for the nine months ended October 31, 1996 to $4.7 million for the nine months to October 31, 1997. Gross profit for services increased 109.8% from $7.1 million for the nine months ended October 31, 1996 to $14.9 million for the nine months ended October 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $15.1 million, an increase of $5.9 million, or 63.8% compared to $9.2 million for the nine months ended October 31, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 25.6% from 26.7% in the nine months ended October 31, 1996. Selling general and administrative expenses increased primarily as a result of the acquisition of Hammer, Datapro and Firstpoint and the expansion of the services business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the nine months ended October 31, 1997 was $1.4 million, an increase of $911,000, or 176.6% compared to $516,000 for the nine months ended October 31, 1996. This increase arose principally from the acquisitions of Hammer, Datapro and Firstpoint. Depreciation was $669,000, an increase of $388,000 or 137.9%, from $281,000 for the prior period. Amortization of goodwill from acquisitions was $758,000, an increase of $523,000, or 223.1%, from $235,000 for the prior period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND SHARE OF RESULTS IN EQUITY INVESTEE

Income before interest expense, income taxes and share of results in equity investee ("IBITI") for the nine months ended October 31, 1997 was $3.1 million, an increase of $1.6 million, or 111.1%, as compared to $1.5 million for the nine months ended October 31, 1996, the majority of this growth came from the acquisitions of Hammer and Datapro, and the remainder from organic growth of the services business. As a percentage of revenues, IBITI increased to 5.2% in the nine months ended October 31, 1997 as compared to 4.2% for the nine months ended October 31, 1996.

IBITI before depreciation and amortization increased for the nine months ended October 31, 1997 to $4.5 million from $2.0 million for the nine months ended October 31, 1996 an increase of $2.5 million or 128.2%, the majority of this growth came from the acquisitions of Hammer and Datapro and the remainder from organic growth of the services business. As a percentage of revenues, IBITIDA increased to 7.7% for the nine month period ended October 31, 1997 from 5.7% for the comparable period ended October 31, 1996.

EQUITY INVESTEE LOSS

Equity investee loss was $205,000 for the nine months ended October 31, 1996 reflecting the Company's proportion attributable to the ActionTrac Joint Venture. There was no such loss during the nine months ended October 31, 1997 as the Company ceased its participation in the ActionTrac Joint Venture due to the bankruptcy of the other party to the Joint Venture.

INTEREST

Interest expense for the nine months ended October 31, 1997 was $455,000 an increase of $270,000 or 146.8% compared to $185,000 for the nine months ended October 31, 1996, arising from higher utilization of bank lines of credit during the period. Interest income decreased from $222,000 for the nine months ended October 31, 1996 to $209,000 a decrease of $13,000, arising from smaller cash balances on hand during the nine months.

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

As of October 31, 1997, the Company had lines of credit with UK banks in the amount of L2.3 million ($3.8 million). As of October 31, 1997 $1.9 million was outstanding.

As of October 31, 1997, the Company had lines of credit with French and Belgium banks in the amount of $750,000. As of October 31, 1997 $500,000 was outstanding.

The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of October 31, 1997 were $58,000. These outstanding advances do not bear interest, and are payable on demand.

The Company's working capital decreased from $5.6 million surplus at January 31, 1997 to a surplus of $1.9 million at October 31, 1997.

Net cash provided by operating activities during the nine months ended October 31, 1997 was $536,000, which reflected the net effect of a decrease in accounts payable, accrued liabilities, accounts receivable and deferred revenue and an increase in inventories. Net cash used by investing activities was $6.7 million, for the nine months ended October 31, 1997, primarily reflecting cash used for the payment of contingent amounts due on the Hammer acquisition and the acquisitions of Firstpoint and Eurosystems and for the purchase of equipment. Net cash provided by financing activities was $0.1 million for the nine months ended October 31, 1997, resulting primarily from increase of bank lines of credit and payments of outstanding obligations.

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

          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

                   (a)   The following exhibits are filed as part of this
                         report.
                         27   Financial Data Schedule
                   (b)   Reports on Form 8-K.
                         The company did not file any reports on Form 8-K during the quarter for which this report is filed except for the Form 8-K dated September 22, 1997, relating to the acquisition of Firstpoint Liminted and the Form 8-KA dated November 18, 1997, relating to such acquisition.

          All other items of this report are inapplicable.

                 4FRONT SOFTWARE INTERNATIONAL, INC. AND SUBSIDIARIES

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.





December 3, 1997                             4FRONT SOFTWARE
                                             INTERNATIONAL, INC.



                                             By: /s/ Stephen McDonnell
                                                --------------------------------
                                             Stephen McDonnell
                                             Chief Financial Officer