Form 10-K
period 1998-01-31
4FRONT SOFTWARE INTERNATIONAL INC/CO/
filed 1998-04-30
CIK 91649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ...... to ......

                          Commission File Number 0-8345
                           ---------------------------

                            4FRONT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    84-0675510
      (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                     Identification No.)

                      5650 Greenwood Plaza Blvd., Suite 107
                            Englewood, Colorado 80111
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 721 7341
                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 23, 1998, the registrant had 7,051,317 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of April 23, 1998, was approximately $75,159,000 as of the close of business on that date.

                       Documents Incorporated by Reference
                                      None

                                     PART I

ITEM 1.  BUSINESS

         The following summary is qualified in its entirety by the more detailed information, including Consolidated Financial Statements, and the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to a fiscal year of the Company refer to the twelve month period ending on January 31 of that year. Therefore, fiscal 1998 refers to the twelve month period ending January 31, 1998.

         4Front Technologies, Inc., ("4Front" or "the Company") is a leading independent computer services and networking company that delivers a broad range of specialized computer services primarily to blue chip corporations and government authorities in the United Kingdom ("UK") and, to a growing extent, in Continental Europe. 4Front's services include hardware maintenance, help desk support, network services, specialized software solutions and the supply of high-end storage systems. 4Front's customers include British Petroleum, British Telecom, Dupont, Reuters, Pfizer, NatWest Capital Markets, JP Morgan, IBM, Computer Sciences Corporation and the UK Ministry of Defence.

         The Company's revenues have grown from approximately $2.8 million in fiscal 1994 to over $84 million in fiscal 1998 principally through strategic acquisitions that furthered the expansion of its existing operations, complemented by organic growth. During that period, pre-tax income increased from $376,000 to $4.1 million.

         The Company seeks to capitalize on technological change in the computer services industry by providing a single source for specialized high-end solutions to information systems problems that are beyond the expertise of most in-house management information systems ("MIS") departments. The UK computer services market, the fastest growing in Europe, is currently estimated at $18 billion annually, according to the 1997 Holway Report on Software and Computing Services in Europe. This market grew by an estimated 19% between 1996 and 1997 and remains highly fragmented, with no single company serving more than 5% of the UK.

         The Company believes that the demand for its products and services will continue to grow in the UK and Europe due to a number of factors that reflect recent worldwide industry trends. Until recent years, corporations satisfied information technology ("IT") requirements through mainframe or stand-alone midrange systems utilizing hardware and software provided by a single original equipment manufacturer ("OEM"). Design and development as well as maintenance and support of these systems could be provided directly by such single-source OEMs in conjunction with a corporate in-house IT staff. Accelerating technological advancement, migration of organizations toward multivendor distributed networks, and globalization of IT needs have contributed to a significant increase in the sophistication and interdependency of corporate computing systems. The Company believes that the desire by corporations to focus upon their core activities while enjoying the benefits of such multivendor distributed networks, together with increasing skill shortages within the IT industry, have led them increasingly to rely upon specialist outsourcing service organizations such as the Company to support the development and maintenance of their IT strategy.

Overview of the UK and European Information Technology Market

         Historically, large UK and European organizations satisfied IT requirements through mainframe or stand-alone midrange systems utilizing hardware and software produced by a single OEM. Maintenance, support and development of these systems were usually provided directly by the OEMs or, in certain instances, by an organization's in-house technical support staff. However, developments over recent years have resulted in a movement by many organizations away from this traditional reliance on OEMs and in-house technical support staff towards outsourced solutions provided by independent suppliers of multivendor computer hardware maintenance and technology support services.

         European computing environments have become increasingly complex as a result of rapid worldwide changes in technology. The principal factor contributing to the growing complexity has been the migration of large organizations from centralized computing environments characterized by single vendor mainframe or stand-alone systems to a decentralized, geographically diverse environment characterized by multivendor and multisystem distributed networks. This has resulted in greater expense and substantial inefficiencies for organizations in developing and supporting their computer systems. Furthermore, the imminent introduction of the European single currency and the problems posed by the need for Year 2000 compliance, are further factors which add to this growing complexity.

         The Company believes that, as a result of these factors, the complexity of system development as well as the breadth of corporate computing and communication needs have surpassed the abilities and the available time of many in-house MIS departments, and have led to a greater acceptance of outsourcing. The Company also believes that customers are reluctant to outsource computer services directly to OEMs, which may be perceived by customers as favoring the OEMs' own product line. Meanwhile, the increased corporate use of IT for operational as well as mission critical applications has increased the use of complex, customized corporate computing systems that are beyond the expertise of most horizontal integrators and VARs. Furthermore, many OEMs now rely on independent service organizations such as the Company to provide distribution, integration and warranty/post warranty maintenance and support services.

         As a result, business and government organizations are increasingly looking to multiple third-party vendors employing skilled IT professionals to define, develop and install complex customized information and communication systems and to provide applications software and comprehensive solutions to their information systems needs. These organizations are also turning to third-party vendors to provide IT services in order to maximize the effectiveness of their in-house systems and personnel. In addition, the home computer market is growing rapidly throughout Europe and home computer users are also increasingly looking for independent sources of support and advice.

The 4Front Solution

         The Company has positioned itself as a single source for a wide range of specialized high-end information technology solutions and services which its customers cannot readily obtain from their in-house MIS departments and which are not ordinarily offered together by most value added resellers and horizontal distributors. In addition, as an independent provider of solutions and services, the Company is able to offer products from a range of OEMs and is therefore not viewed by its customers as favoring one OEM's product over another, except on the basis of quality. The Company combines strong technical expertise, innovation and "best of breed" products in order to design and implement customized IT solutions and to improve the productivity of its customers' existing IT assets.

         The Company reviews its product offerings on a continuous basis in order to ensure that it is able to provide the most advanced and cost-effective solutions. The services and products offered by the Company are designed primarily to enhance the effectiveness of, rather than replace, in-house MIS departments, thereby creating a partnership approach for the managers of such departments and an incentive to utilize the services and products of the Company. The partnership principle is a key aspect of the Company's working relationship with its customers.

Company Activities

         The Company provides a comprehensive array of IT services and products to customers across a broad range of computing environments, including mainframes, networks, workgroups, PCs and related peripherals, although its main area of focus is the network and distributed computing market. The Company prices its products and services on either a fixed fee or per incident basis. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the combination of services that are provided. Products and services are also bundled to match the requirements of customers. The Company's activities consist of hardware maintenance, help desk and other managed services, network services, specialized software solutions and the supply of high-end storage systems.

Hardware Maintenance

         The Company is the fourth largest independent hardware maintenance company in the UK. 4Front provides full on-site maintenance and support services through a team of field services engineers supported by technical repair specialists, all tailored to its customers' requirements. The Company's maintenance services are focused principally on the server, desktop and EPOS (Electronic Point of Sale) markets. Unlike most in-house IT departments, 4Front can service mission critical installations by providing guaranteed response times and 24 hour a day support, 7 days a week, 365 days a year. Services are coordinated from the Company's National Call Center in West London for UK operations, from its base outside Paris for its French operations and from Brussels for its Benelux operations.

         The Company is ISO 9002 certified and supports the majority of the industry leading hardware platforms including IBM, DEC, SUN, Hewlett-Packard, Dell, Compaq, Mitsubishi Apricot, as well as networking products and associated peripherals from suppliers such as Cisco and Bay Networks. The Company typically provides maintenance and support under service contracts with terms ranging from one month to three years. During fiscal 1998, these contracts had renewal rates of approximately 80%. The Company also repairs and refurbishes computer parts and assemblies for service customers and for OEMs, distributors and other third-party maintenance companies.

Help-Desk Services

         4Front provides a range of help desk services both to corporate customers, and through alliances with major retailers, to the individual `home computer' user market. The Company's help desk operations are provided and directed from the Company's National Call Center in West London.

         For corporate customers, 4Front provides help desk services which are tailored to the specific requirements of the customer. The service can range from a remote off-site help desk support service for a designated number of corporate users to a complete "Enterprise Help Desk" providing a single point of contact for all computer problems. Depending on the customer's requirements, the help desk service can be run from the Company's own offices or can be located on-site at the customer's premises. For example, over 50 4Front employees are based on-site at one customer's location in Southern England. The Company's help desk services can provide call response and logging, fault diagnosis, first line support, call priority, liaison with in-house services or third party sources, back up from 4Front's own centralized support staff, and management of the call to final resolution. Because the Company is not tied to a specific vendor, the Company makes recommendations without the limitations imposed by close affiliation to a particular manufacturer.

         The Company provides telephonic help desk services to the individual home computer user market 24 hours a day, 7 days a week. The service is offered either under the Company's "4Help" brand or under the name of the Company's corporate customer. The Company currently has agreements to provide help desk services to customers of a number of leading UK computer retailers including Argos, the leading UK catalog retailer, and John Lewis Ltd, the leading UK private department store chain.

Other Managed Services

         4Front also provides a range of managed services to its corporate customers. These services include special project management, enterprise-wide roll-out programs, system and software upgrades, Year 2000 consultancy and training.

Network Services

         The Company offers its corporate and government customers a comprehensive range of enterprise-wide network solutions and services. 4Front has expertise in a diverse range of specialized areas of wide and local area networking, including network communications (voice and data) and interconnectivity, remote access, multi-platform integration, Internet and Intranet technology, and enterprise wide storage solutions. The Company offers a complete network solution encompassing network design, installation, integration, monitoring and support, remote network management and network training. In meeting its customers' network requirements the Company supplies both network services and network products. These include hardware, software, network computers, cabling and storage products. 4Front has a wide range of network product and service accreditations from vendors such as Novell, Microsoft, IBM, Compaq, 3Com, British Telecom, Shiva, Unisys, Intel, Sun and Mitsubishi Apricot.

         In addition to offering complete solutions, depending on its customers needs, 4Front may supply specific individual network services. For example, cabling and installation is a rapidly growing individual component of 4Front's offerings. The Company is approved by British Telecom as a Category 5 installer and is a British Telecom cabling and installation partner.

Software Solutions

         The Company supplies and supports financial application software to corporate and government customers. The software is either proprietary to the Company or is a customized version of software produced by outside vendors. The sale of software involves a substantial service element; consequently, the Company provides its customers with pre-sales software and technical consultation, business analysis, software specification, software development and supply, implementation, training, project management and software support and upgrades.

         The Company's proprietary software products include:

              Shortlands - a specialized project accounting product for the construction industry used worldwide by major contractors such as Costains and Sir William Halcrow.
              Pharaoh    - an asset and property management product used by
                           health trusts and municipalities
              Contender  - a work scheduling product used by municipalities

         The Company also supplies products by Tetra, a UK software company, which specializes in software for accounting, distribution and inventory control. This software is typically customized by the Company to tailor it for specific vertical markets, including the telesales, technology distribution and government markets, under the "TaskForce" brand name.

         The Company is seeking to add to its product range and in March 1998 acquired the exclusive UK distribution rights of a web-based reporting tool called DBLive@Web under license from its developer.

Storage Systems

         4Front is one of the UK's leading suppliers of high end storage systems.

         The Company is Seagate Technology's leading high capacity disc drive distributor in Europe, IBM's leading high capacity disc drive distributor in the UK, and Sony's largest distributor of high capacity tape products in the UK. The Company has also developed a limited range of its own brand products which are marketed under the V2 brand name. These include a complete range of build to order or customized PCs as well as a range of storage sub systems. The Company markets these products to OEMs, system integrators and VARs in the UK.

Customers

         The Company's customers are mainly large and medium sized national and multinational companies and government authorities. The following is a representative list of the Company's customers:



  Industrial          Telecommunications         Finance
  British Petroleum   British Telecom            J P Morgan
  Dupont              Energis                    Reuters
  Pfizer              Fujitsu                    NatWest Capital Markets

  Insurance           Construction/Engineering   Government
  Legal & General     Brown & Root               French Ministry of Agriculture
  Sedgwicks           Mitsui Babcock             Parliamentary Works
  Royal Sun Alliance  Sir William Halcrow        UK Ministry of Defence

  Retail              Point of Sale              OEM/Outsourcers
  Argos               Asda                       IBM
  John Lewis          Going Places               ADP

         During fiscal 1998, no single customer accounted for more than 5% of the Company's revenues.

Sales and Marketing

         Using its technical expertise, the Company identifies services and products which it believes would be of use to its customers and markets these services and products as part of a systems solution. The Company emphasizes its ability to provide highly qualified locally based personnel to implement cost-effective solutions. The Company also contrasts the specialized niche focus of its operations to the generalist focus of its larger competitors.

         The Company sells its services through both direct and indirect sales channels. The Company's direct sales force is primarily focused on large and multinational corporate customers and is organized by operating groups based on the Company's services and products and also increasingly on a corporate account basis in the case of larger customers. Direct sales channels include field sales, telemarketing and direct mail. Indirect sales channels include sales through subdistributors and VARs where the Company's products are constituent parts of the VARs' overall solutions. Sales of services are predominantly made directly to the corporate and government markets, while the sales of storage systems are predominantly made through sub distributors and VARs.

         The Company's sales representatives are increasingly focused on developing cross-marketing opportunities within the Company's various activities and on providing technology solutions which meet the hardware maintenance, software support and network component needs of its customers.

Competition

         The overall computer services industry is intensely competitive and is composed of literally hundreds of companies, many of whom have capital, marketing expertise and personnel resources far superior to that of 4Front. The Company competes primarily with a wide range of small, medium and large size companies that operate both in the niche markets which the Company serves and in the computer services industry generally. 4Front also competes with larger European computer service and consultancy firms.

         The Company believes that the principal competitive factors in the industry are breadth of service offerings, quality of products supplied, expertise in niche markets, price and service. The Company believes that its ability to offer specialized solutions and to remain competitive in these markets will depend largely upon its ability to recruit and retain highly skilled personnel.

         The Company believes that it is able to successfully compete with large European computer service and consulting firms due to its focus and concentration in specified niche markets and the Company's high level of specialized skills and services. The Company also believes that it is able to obtain a competitive advantage with respect to both larger and smaller competitors in the niche markets which it serves through its proprietary systems and customized software and its reputation and leadership position in specialist markets.

Employees

         As of January 31, 1998, the Company employed a total of 726 employees consisting of 103 in sales and marketing, 253 in engineering, 160 in technical support and 210 in logistics, management and administration. The Company's employees are not represented by a labor union, and the Company has not had any work stoppages, strikes, or organization attempts. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company does not own any real property. The Company leases office and warehouse space as follows:


Location                                         Square Footage       Lease Expiration
--------                                         --------------       ----------------
Belgium
Brussels.........................................        8,980           March, 2002
France
Paris............................................       10,390          August, 2006
Champs Sur Marne.................................        1,570        February, 2006
United Kingdom
Aberdeen.........................................        1,000         October, 1998
Aylesbury........................................        3,000            June, 2000
Basingstoke......................................       14,100       September, 1999
Brighton.........................................        5,340        February, 2002
Bristol..........................................        9,800       September, 2006
Livingstone......................................        1,000             May, 2000
London...........................................        5,935           April, 2002
Newbury..........................................        7,110       September, 2002
Ruislip..........................................       13,100        February, 2002
Slough...........................................       17,242        December, 2010
Warrington.......................................        3,500        December, 2012
Watford..........................................        9,500          August, 2013
United States
Englewood, Colorado..............................          500        December, 1999

         The Company's aggregate property lease payments are currently $1,505,000 per annum and are subject to reviews during the terms of the various leases.

         The Company's principal corporate offices are located at 5650 Greenwood Plaza Blvd., Suite 107, Englewood, Colorado 80111, telephone (303) 721-7341. The Company's principal operational offices are located at 57A Hatton Garden, London, EC1N 8JD, England, telephone 011-44 171-269-5800.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is quoted on the Nasdaq National Market under the symbol "FFTI". From January 3, 1996 to June 15, 1996, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth for the periods indicated the high and low reported sale prices per share of the Common Stock as reported by the Nasdaq National Market since June 16, 1996 and the Nasdaq SmallCap Market prior thereto.

  Year ended December 31, 1996                              High        Low
  ----------------------------                              ----        ---
 First Quarter.....................................        $6.88      $3.12
 Second Quarter....................................         8.50       4.25
 Third Quarter.....................................         6.50       3.25
 Fourth Quarter....................................         5.00       3.00
  Year ended December 31, 1997                              High        Low
  ----------------------------                              ----        ---
 First Quarter.........................................    $4.38      $2.75
 Second Quarter........................................     5.38       2.63
 Third Quarter.........................................     6.94       3.63
 Fourth Quarter........................................    12.75       5.38

         The number of stockholders of record on April 23, 1998 was 1,634. On April 23, 1998, the last reported sale price of the Common Stock, as reported by the Nasdaq National Market, was $12.75 per share.

Dividend Policy

         4Front has never declared or paid any dividends on its Common Stock. The Company currently anticipates that all future earnings will be retained by the Company to support its growth strategy. Accordingly, 4Front does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Issuance of Unregistered Shares

         In fiscal 1998, in connection with the acquisition of Eurosystems France S.A., the Company issued 58,898 shares of Common Stock. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The Company's operating subsidiaries conduct their operations in British pounds sterling ((pound)), French francs (FFR) and Belgian francs (BFR). For financial reporting purposes, foreign currencies are converted into U.S. dollars at the prevailing rate as of the date or at the weighted average for the period covered. Unless specifically stated otherwise herein, all conversions of foreign currencies into U.S. dollars referenced in this Annual Report on Form 10-K have been converted using a conversion rate of 1.607 and 1.643 dollars per British pound in respect of operations during the year ended January 31, 1997 and 1998, respectively, and at a rate of 1.602 and 1.633 dollars per British pound in respect of the January 31, 1997 and 1998 balance sheets, respectively, at a conversion rate of 5.90 and 5.94 French francs per U.S. dollar in respect of operations for the year ended January 31, 1998, and for the January 31, 1998 balance sheet, respectively, and at a conversion rate of 36.52 and 36.52 Belgian francs per U.S. dollar in respect of operations for the year ended January 31, 1998 and the January 31, 1998 balance sheet, respectively.


                                                                       Year Ended January 31,
                                                   ------------------------------------------------------
                                                       1994        1995      1996        1997        1998
                                                       ----        ----      ----        ----        ----
                                                              (In thousands, except per share data)
  Statement of Operations Data (1):
  Revenues...............................          $  2,837    $ 11,240  $ 32,249    $ 53,015   $  84,145
  Cost of revenues.......................             1,281       6,814    20,808      36,018      54,662
  Write down of software development costs
                                                          -           -       755           -           -
                                                    -------     -------   -------     -------    --------

  Gross profit...........................             1,556       4,426    10,686      16,997      29,483
                                                    -------     -------   -------     -------    --------

  Selling general and administrative.....             1,117       3,565     9,566      13,792      22,796
  Depreciation and amortization..........                63         216       560         976       2,213
  Write down of goodwill.................                 -           -         -         552           -
  Reorganization and restructuring
     costs (2)...........................                 -           -         -       2,286           -
  Income (loss) before interest income
    and expense, income taxes, share of
    results in equity investee and write
    down of investments..................               376         645       559       (609)           -
  Write down of investments..............                 -           -         -         500           -
  Share of results in equity investee (3)
                                                          -           -     (761)       (799)           -
  Net income (loss)......................          $    304    $    355  $  (652)    $(2,344)   $   3,069
                                                    -------     -------   ------      ------      -------
                                                    -------     -------   ------      ------      -------

  Net income (loss) per share (Basic).
                                                   $   0.25    $   0.20  $ (0.24)   $  (0.45)   $    0.47
  Net income (loss) per share (Diluted)..
                                                   $   0.25    $   0.20  $ (0.24)   $  (0.45)   $    0.43
                                                    -------     -------   ------      ------      -------
                                                    -------     -------   ------      ------      -------

  Weighted average number of shares:
  Basic..................................             1,198       1,813    2,743       5,170        6,589
  Diluted................................             1,198       1,813    2,743       5,683        7,129

                                                                            January 31,
                                                   ------------------------------------------------------
                                                     1994        1995       1996        1997       1998
                                                     ----        ----       ----        ----       ----
  Balance Sheet Data:
    Current assets.......................          $ 5,041     $ 6,588   $ 13,464    $ 30,349   $ 36,915
    Current liabilities..................            5,892       7,008     14,750      24,763     35,974
    Total assets.........................            6,203       9,887     17,943      42,021     59,208
    Long-term debt (including capital
       lease obligations)................              403          74         93         489      1,143
    Total stockholders' equity
      (deficit)..........................         $   (92)     $ 2,805   $  3,101    $ 16,769   $ 21,594

-----------

(1) The Company has grown substantially through acquisitions which materially affect the comparability of the financial data reflected herein. The Selected Consolidated Financial Data includes the results of operations of acquisitions which were acquired effective January 1994, November 1994, April 1995, August 1996, October 1996, September 1997 and October 1997, and which were accounted for under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(2) Reflects a non-recurring charge which related to the Company's reorganization and restructuring of its maintenance and support services businesses, including the reduction of employee headcount.

(3) Consists of the Company's share of the operating loss of the equity investee (the "ActionTrac Joint Venture") of $(179,000) and $(205,000) and the write down of the Company's investment in and advances to the ActionTrac Joint Venture of $(582,000) and $(594,000) for the years ended January 31, 1996 and 1997, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, income, expenses or other financial items, and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matter are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) the uncertainty of future operating results, (ii) fluctuations in quarterly and annual operating results, (iii) the integration of new acquisitions and the ability to manage growth, (iv) competition, (v) the expansion of the Company's operations, and the acquisition of businesses, in Continental Europe and (vi) the dependence of the Company on key personnel.

Overview

         The Company has grown rapidly due, in large part, to acquisitions. K2 Systems Plc, Xanadu Systems Ltd ("Xanadu"), and CI Support Limited, were acquired in fiscal 1995, Compass Computer Group ("Compass") was acquired in fiscal 1996, Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") were acquired in fiscal 1997 and Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions.

         In the fourth quarter of fiscal 1997, the Company took a charge of $2.3 million which related to the Company's reorganization and restructuring of its maintenance and support services businesses including the reduction of employee headcount. In addition, in the fourth quarter of fiscal 1997, the Company recorded a charge of $552,000 which related to the write down of goodwill resulting from the Xanadu acquisition due to Xanadu's loss of several key contracts. Finally, as a result of the bankruptcy of ActionTrac Inc. on December 24, 1996, the Company took a charge of $1.3 million, consisting of $799,000, which represented the Company's investment in the ActionTrac Joint Venture, a help desk joint venture with ActionTrac Inc., and $500,000 which represented the Company's investment in ActionTrac Inc.

         The Company's operating expenses have increased significantly since fiscal 1996 primarily due to headcount increases as a result of acquisitions and hiring to support revenue growth. Office and general expenses have also increased since fiscal 1996 primarily due to increased expenditures required to support the increased revenues and the expansion through acquisitions in the Company's markets. This category includes expenses for salaries and related costs and associated benefits as well as payroll taxes, sales commission, recruitment fees, training costs, business promotion, market research, advertising and professional fees.

         Because of the effect upon the Company's results of operations for the years ended January 31, 1996, 1997 and 1998 of acquisitions made during those periods, write downs of certain asset carrying values and restructuring and reorganization costs, direct comparison of the Company's results of operations for these periods will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

Fiscal year ended January 31, 1998 compared with Fiscal year ended January 31, 1997

Revenues

         Revenues for fiscal 1998 were $84.1 million, an increase of $31.1 million, or approximately 58.7% compared to $53.0 million for fiscal 1997. Approximately $11.7 million of this increase resulted from the Company's acquisitions of Firstpoint, effective September 8, 1997, and of Eurosystems, effective October 28, 1997, none of which revenues were included in the Company's results for fiscal 1997. The remaining $19.4 million of this increase came from the growth of the Company's existing businesses, principally in the services division. Services revenues were $45.3 million or 53.8% of total revenues for fiscal 1998, an increase of $26.3 million compared to $19.0 million for fiscal 1997. Products revenues were $38.8 million or 46.2% of total revenues for fiscal 1998, a decrease from 64.1% of total revenues for fiscal 1997.

Gross Profit

         Gross profit for fiscal 1998 was $29.5 million, an increase of $12.5 million, or 73.5% compared to $17.0 million for fiscal 1997. Gross margin increased to 35.0% for fiscal 1998 from 32.1% for fiscal 1997. This increase in gross margin arose primarily as a result of the significant internal growth of the services business which has higher margins than the products business and the inclusion of Firstpoint's business in the final five months of fiscal 1998. Gross profit for services for fiscal 1998 increased by $10.4 million to $22.8 or 83.7% from $12.4 million for fiscal 1997. Gross margins for services decreased in fiscal 1998 to 50.2% from 65.1% in fiscal 1997 resulting from the acquisitions of Firstpoint and Datapro, whose margins were historically lower overall than the Company's margins for services. Gross profit for products increased by $2.1 million or 45.9% to $6.7 million for fiscal 1998 compared to $4.6 million for fiscal 1997.

Selling, General and Administrative

         Selling, general and administrative expenses for fiscal 1998 were $22.8 million, an increase of $9.0 million, or 65.3% compared to $13.8 million for fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 27.1% in fiscal 1998, from 26.0% in fiscal 1997. Selling expenses increased to $8.3 million from $6.6 million in line with the expansion of the Company's business. General and administrative expenses increased to $14.5 million from $7.2 million primarily as a result of the growth in infrastructure necessary to support the expansion of the Company's business.

Depreciation and Amortization

         Depreciation and amortization expense for fiscal 1998 was $2.2 million, an increase of $1.2 million, or 126.7% compared to $1.0 million for fiscal 1997. This increase arose principally from the acquisitions of Hammer, Datapro and Firstpoint. Depreciation for fiscal 1998 was $1.1 million, an increase of $574,000 or 110.8%, from $518,000 for fiscal 1997. Amortization of goodwill from acquisitions for fiscal 1998 was $1.1 million, an increase of $663,000, or 144.8%, from $458,000 for fiscal 1997.

Income (Loss) Before Interest Income and Expense, Income Taxes and Share of Results in Equity Investee ("IBITI")

         IBITI for fiscal 1998 was $4.5 million, an increase of $5.1 million, as compared to a loss of $609,000 for fiscal 1997. As a percentage of revenues, IBITI increased to 5.3% in fiscal 1998 as compared to a negative 1.1% for fiscal 1997. The increase results primarily from the inclusion in fiscal 1997 of a goodwill write down of $552,000, a charge for reorganization and restructuring of $2.3 million, and from the overall improvement in operating performances by the Company. There were no such similar charges in fiscal 1998. IBITI (excluding write-downs and reorganization and restructuring costs) for fiscal 1997 was $2.2 million. As a percentage of revenue, IBITI (excluding write-downs and reorganization and restructuring costs) was 4.2% in fiscal 1997.

Interest

         Interest expense for fiscal 1998 was $632,000, an increase of $335,000, or 112.8% compared to $297,000 for fiscal 1997. This increase resulted primarily for the increased use of bank lines of credit during fiscal 1998, which were not utilized to the same extent in fiscal 1997. Interest income for fiscal 1998 and 1997 was approximately $276,000.

Fiscal year ended January 31, 1997 compared with Fiscal year ended January 31, 1996

Revenues

         Revenues for fiscal 1997 were $53.0 million, an increase of $20.8 million, or approximately 64.4% compared to $32.2 million for fiscal 1996. Approximately $13.8 million of this increase resulted from the Company's acquisitions of Hammer, effective August 15, 1996, and of Datapro effective October 11, 1996, none of which revenues were included in the Company's results for fiscal 1996. The remaining $7.0 million of this increase came from the growth of the Company's existing businesses, principally in services. Service revenues were $19.0 million for fiscal 1997, an increase of $11.1 million or 141.9% from $7.9 million for fiscal 1996. Product revenues were $34.0 million for fiscal 1997, an increase of $9.6 million or 39.4% from $24.4 million for fiscal 1996.

Gross Profit

         Gross profit for fiscal 1997 was $17.0 million, an increase of $6.3 million, or 59.1% compared to $10.7 million for fiscal 1996. Gross margin decreased to 32.1% for fiscal 1997 from 33.1% for fiscal 1996. This decrease in gross margin arose primarily as a result of the inclusion for the final six months of fiscal 1997 of Hammer's information storage systems business, which had lower gross margins than some other areas of the Company's operations. Gross profits for services increased 148.8% to $12.4 million for fiscal 1997 compared to $5.0 million for fiscal 1996. Gross profits for products decreased 19.3% to $4.6 million for fiscal 1997 from $5.7 million for fiscal 1996.

Selling, General and Administrative

         Selling, general and administrative expenses for fiscal 1997 were $13.8 million, an increase of $4.2 million, or 44.2% compared to $9.6 million for fiscal 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 26.0% in fiscal 1997 from 29.7% in fiscal 1996. Selling expenses increased to $6.6 million from $5.9 million in line with the expansion of the Company's business. General and administrative expenses increased to $7.2 million from $3.7 million primarily as a result of the growth in infrastructure necessary to support the expansion of the Company's business.

Depreciation and Amortization

         Depreciation and amortization expense for fiscal 1997 was $976,000, an increase of $416,000, or 74.2% compared to $560,000 for fiscal 1996. This increase arose principally from the acquisition of Hammer and Datapro. Depreciation for fiscal 1997 was $518,000, an increase of $162,000 or 45.4%, from $356,000 for fiscal 1996. Amortization of goodwill from acquisitions for fiscal 1997 was $458,000, an increase of $254,000, or 124.6%, from $204,000 for fiscal 1996.

Income (Loss) Before Interest Income and Expense, Income Taxes and Share of Results in Equity Investee ("IBITI")

         IBITI for fiscal 1997 was a negative $609,000, a decrease of $1,168,000, as compared to $559,000 for fiscal 1996. As a percentage of revenues, IBITI decreased to a negative 1.1% in fiscal 1997 as compared to 1.7% for fiscal 1996. The decrease results primarily from a goodwill write down of $552,000 and a charge for reorganization and restructuring of $2.3 million. See "-Overview."

         IBITI (excluding write-downs and reorganization and restructuring costs) for fiscal 1997 was $2.2 million, which as a percentage of revenues, was 4.2% for fiscal 1997.

Interest

         Interest expense for fiscal 1997 was $297,000, an increase of $38,000, or 14.8% compared to $258,000 for fiscal 1996. Interest income for fiscal 1997 was $277,000, an increase of $263,000 compared to $14,000 for fiscal 1996, primarily as a result of the net proceeds from the Company's secondary offering in June 1996.

Liquidity and Capital Resources

         From inception until June 1996, the Company's sources of capital have been cash flows from operations, private placements of securities, primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996 the Company completed the sale of a further 450,000 shares pursuant to the underwriters' over-allotment option. As a result of the offering the Company raised net proceeds of $16.0 million.

         The Company maintains three revolving lines of credit with UK banks. The first line of credit provides for borrowings of up to (pound)650,000 ($1.1 million) and bore interest at 10% per annum on utilized amounts at January 31, 1998 and March 31, 1998. At January 31, 1998, $943,000 was outstanding under this facility. The second facility provides for borrowings of up to (pound)997,000 ($1.63 million). This facility also bore interest at 10% per annum on utilized amounts at January 31, 1998 and March 31, 1998. At January 31, 1998, $644,000 was outstanding under this facility. The third facility provides for borrowings of up to (pound)300,000 ($490,000). This facility also bore interest at 10% per annum on utilized amounts at January 31, 1998 and March 31, 1998. At January 31, 1998 this facility was not utilized. Management expects to be able to retain these facilities for the foreseeable future, although no assurances can be given.

         The Company's French subsidiary maintains revolving credit facilities in the aggregate amount of $1.1 million. Interest was charged at rates of between 4.55% and 9.15% on utilized amounts at January 31, 1998 and March 31, 1998. At January 31, 1998, $722,000 was outstanding under these facilities.

         The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum at January 31, 1998 and March 31, 1998. At January 31, 1998, $2.9 million under this agreement was outstanding.

         Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of January 31, 1998 and 1997 were $18,000 and $504,000, respectively. These outstanding advances do not bear interest and are payable on demand.

         The Company's working capital decreased from $5.6 million at January 31, 1997 to $1.0 million at January 31, 1998, a decrease of $4.6 million. This decrease arose primarily from $6.8 million paid for acquisitions in fiscal 1998.

         Net cash provided by operating activities during fiscal 1998 was $1.4 million, an increase of $3.5 million from the net cash used by operations of $2.1 million in fiscal 1997. The net cash provided reflects the net effect of a decrease in accounts payable, accrued liabilities, accounts receivable and deferred revenues and an increase in inventories combined with depreciation and amortization.

         Net cash used by investing activities in fiscal 1998 was $7.2 million, an increase of $2.4 million from the $4.8 million net cash used in fiscal 1997. The net cash used primarily reflects the cash paid to acquire Firstpoint and Eurosystems during fiscal 1998.

         Net cash provided by financing activities was $3.8 million for fiscal 1998, a decrease of $8.3 million for fiscal 1997. The decrease is due to the net proceeds from the Company's secondary offering in June 1996. The cash provided in fiscal 1998 reflects primarily the proceeds from the exercise of warrants and proceeds from notes payable and payments of outstanding obligations.

         The Company believes that the cash flows from operations and borrowing availability under its credit facilities will satisfy the Company's anticipated working capital requirements through at least the next twelve months. In addition, if the Company deems it financially attractive, the Company may seek to raise additional funds through increased bank borrowings or through the sale of its equity securities. To the extent the Company raises additional capital through the sale of its equity securities, ownership dilution to the Company's stockholders will result.

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

Year 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs do not consider the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. Internally, the Company has assessed its Year 2000 computer issues. The Company estimates that it will have to spend approximately $400,000 in the aggregate during fiscal 1999 and fiscal 2000 to make its major computer systems, and some non-critical programs, Year 2000 compliant. The Company is testing applications and believes that solutions will be implemented timely.

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

           Name              Age                                          Position
           ----              ---                                          --------
  Anil Doshi                 53     Chairman of the Board, Chief Executive Officer and Director
  Mark Ellis                 44     Vice Chairman of the Board, President and Director
  Kenneth Newell             54     Vice President of Corporate Affairs and Director
  Terence Burt               41     Vice President, Chief Operating Officer and Director
  Craig Kleinman             42     Secretary and Director
  Stephen McDonnell          35     Chief Financial Officer
  Brian V. Murray            50     Director
  Arthur Keith Ross          46     Director

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

         Mark Ellis is Vice Chairman of the Board of Directors, President and Director of the Company since April 1993 and Vice Chairman since April 1998. Mr. Ellis co-founded Communic8 Software and served as a director from January 1992 until March 1993. From September 1988 to January 1991, Mr. Ellis served as the President of PPI. As President of PPI, he managed that company's American expansion program and negotiated a number of acquisitions in the U.S., including the $875 million acquisition of Del Monte Tropical Fruit from RJR Nabisco. Mr. Ellis was graduated from St. John's College at Cambridge University in England and received a B.A. in Law in 1975, an L.L.B. in 1976, and an M.A. in Law in 1978.

         Kenneth Newell has been Vice President of Corporate Affairs of the Company since April 1998 and a Director of the Company since April 1996. He was a co-founder of K2 Group Plc in 1988, which was acquired by the Company in January 1994, and was 4Front Group plc's Chief Executive until 1997. Mr. Newell is a Fellow of the Institute of Chartered Secretaries and Administrators following study at the City of London College.

         Terence Burt has been a Vice President and Chief Operating Officer since April 1998 and a Director since April 1997. He was a co-founder of K2 Group Plc, and was Managing Director of the Company's systems integration division between 1990 and 1996. He became Managing Director of the services division in 1996 and Managing Director of 4Front Group in 1997. Mr. Burt was graduated from the University of Hertfordshire where he qualified as an Associate of the Association of Cost and Management Accountants.

         Craig Kleinman is Secretary and a Director of the Company since April 1993. Mr. Kleinman served as Chief Financial Officer of the Company from April 1993 until April 1996. During the past nine years, Mr. Kleinman has been a shareholder in the certified public accounting firm Kleinman, Guerra & Company, P.C. Mr. Kleinman received a B.S. degree in accounting from the University of Colorado in 1978 and is a member of the American Institute of Certified Public Accountants.

         Stephen McDonnell has been Chief Financial Officer of the Company since September 1996. From April 1993 to September 1996, Mr. McDonnell served 4Front Group plc as a financial accountant. Prior to joining the Company in April 1993, Mr. McDonnell was Chief Accountant for 5 years to French Connection plc, a UK public company. Mr. McDonnell was graduated from the College of Commerce in Dublin, Ireland.

         Brian V. Murray has been a Director of the Company since April 1996. Mr. Murray is President and Chief Executive Officer of B.V. Murray & Co., an investment banking firm, which he founded in July 1996. Prior thereto, Mr. Murray held various positions at Bear, Stearns & Co., Inc. from 1976 until July 1996, when he was a Senior Managing Director.

         Arthur Keith Ross has been a Director of the Company since February 1996. Mr. Ross is currently a private investor and a consultant to the London law firm, Denton, Hall and Burgin. From 1986 to 1994, Mr. Ross was a partner in the London law firm Clifford Chance, which he joined in 1984. Mr. Ross headed the Clifford Chance South East Asian office in Singapore from 1988 to 1991. Mr. Ross was graduated from Christ's College at Cambridge University in England and received a BA in Law in 1973 and an MA in Law in 1976.

         All directors hold office until the next meeting of the stockholders of the Company and until their successors are elected and qualified.

         The Board of Directors has an Audit Committee which is charged with reviewing the Company's internal accounting procedures and consulting with and reviewing the selection of the Company's independent auditors. The Audit Committee currently consists of Messrs. Doshi, Ross and Murray. The Audit Committee was formed in fiscal 1997 and during fiscal 1998 met once. The Board of Directors also has a Compensation Committee charged with recommending to the Board the compensation for the Company's executives and administering the Company's stock option plans. The Compensation Committee is currently composed of Messrs. Doshi, Ellis, Murray and Ross. The Compensation Committee was formed in fiscal 1997 and during fiscal 1998 met two times. The Board of Directors has also established an Executive Committee charged with exercising powers of the Board of Directors expressly delegated to it. The Executive Committee is currently composed of Messrs. Doshi and Ellis. During fiscal 1998, the Executive Committee did not meet. Each director attended at least 75% of the meetings of the Board of Directors and of all committees of the Board of Directors on which he served.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based upon on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Doshi, Ellis, Kleinman and Ross each filed one late Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

         The tables and discussion below sets forth information about the compensation awarded to, earned by, or paid to the Company's chief executive officer and the four other most highly compensated executive officers during the fiscal years indicated. Except as noted below, no other executive officer of the Company or any of its then existing subsidiaries earned compensation in excess of $100,000 during any of such periods.

                                                     Summary Compensation Table

                                                                                                                Long-term
                                                                  Annual Compensation                         Compensation
                                                           ----------------------------------------      -----------------------
Name and Principal Position                                Fiscal                                                   All Other
---------------------------                                ------                                      Stock        ---------
                                                           Year(1)        Salary          Bonus        Options      Compensation(2)
                                                           -------        ------          -----        --------     ---------------
Anil Doshi..........................................       1998        $  205,375       $  90,365           -0-     $ 65,857
Chairman of the Board and Chief Executive Officer(3)       1997           169,821          24,105           -0-       19,631
                                                           1996            38,196             -0-       120,000          -0-

Mark Ellis...........................................      1998           180,730          65,720           -0-       43,918
Vice Chairman of the Board and President(3)                1997           158,336          24,105           -0-       15,260
                                                           1996            36,158             -0-       120,000       10,266

Kenneth Newell....................................         1998           152,663          32,860           -0-       37,934
Vice President for Corporate Affairs                       1997           129,902          24,105           -0-       25,604
                                                           1996           107,107          23,626       109,300       29,580

Terence Burt........................................       1998           149,239          36,968        10,000       25,424
Vice President and Chief Operating Officer                 1997           110,080          44,996           -0-       21,526
                                                           1996            94,506          39,378        98,050       13,368

Stephen McDonnell...............................           1998            71,950          24,645        10,000       10,246
Chief Financial Officer                                    1997            56,212          16,070         4,000        9,481
                                                           1996            51,975             -0-         8,000        8,505

-----------

(1) Represents the period beginning February 1 of the prior year and ending January 31 of the year indicated.

(2) Represents contributions made by the Company to Executive Pension Plans, car allowances and insurance benefits.

(3) Messrs. Doshi and Ellis entered into employment agreements with the Company in November 1995, which provide for annual base salaries of $256,000 and $225,000 as of February 1, 1998, respectively. See "- Employment Arrangements." Prior to November 1995, Messrs. Doshi and Ellis did not receive any salary compensation for services to the Company.

Stock Options

         The following table sets forth certain summary information concerning individual grants of stock options made during the year ended January 31, 1998 to each of the Company's executive officers named in the Summary Compensation Table.

                                                              Individual Grants
                                                              -----------------
                                                                 % of Total
                                                                 Number of         Options       Exercise
                                                                 Securities       Granted to     or Base
                                                                 Underlying       Employees        Price
                                                                  Options         in Fiscal         Per          Expiration
  Name                                                            Granted          1998 (1)       Share (2)        Date (3)
  ----                                                            -------        --------       ---------        --------
  Anil Doshi...........................................                0            -               -                  -
  Mark Ellis...........................................                0            -               -                  -
  Kenneth Newell.......................................                0            -               -                  -
  Terence Burt.........................................           10,000         2.9%           $3.38            2/13/07
  Stephen McDonnell....................................            7,500         2.2%           $3.38            2/13/07
                                                                   2,500         0.7%           $8.75           11/24/07


  Name                                                          5%      10%
  ----                                                         --      ---
  Anil Doshi...........................................          -          -
  Mark Ellis...........................................          -          -
  Kenneth Newell.......................................          -          -
  Terence Burt.........................................    $91,461   $165,000
  Stephen McDonnell....................................    $68,550   $124,200
                                                            $9,425    $27,975


-----------


(1) Based on an aggregate of 334,500 options which were granted during fiscal 1998.

(2)  All options were granted at fair market value on the date of grant.

(3) All options have a fixed term of ten years and vest in full over 30 months from the date of grant.

(4) Potential gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved. The Company's Common Stock price, as reported by the Nasdaq National Market on January 30, 1998, was $7.69 per share.

         On March 24, 1998, subject to stockholder approval to amend the Company's 1996 Equity Incentive Plan, 40,000 options were granted to each of Messrs. Doshi, Ellis, Newell and Burt and 6,000 options were granted to Mr. Kleinman, each at an exercise price $8.75, equal to the fair market value of the Common Stock on the date of grant. In addition, on March 24, 1998, Mr. McDonnell also received 5,000 options at an exercise price of $8.75.

         The following table sets forth at January 31, 1998, the number of options and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table. No options were exercised in the fiscal year ended January 31, 1998.

     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                                 Value of
                                                                                               Unexercised
                                                                Number of                      In-the-Money
                                                          Underlying Unexercised                Options at
                                                           Options at Year End                 Year End(1)
                                              ----------------------------------------         -----------
  Name                                        Exercisable                Unexercisable
  ----                                        -----------                -------------
Anil Doshi...........................         270,000                    0                     $  876,300
Mark Ellis...........................         270,000                    0                        876,300
Kenneth Newell.......................         200,000                    0                        628,200
Terence Burt.........................         168,333                    6,667                    553,900
Stephen McDonnell....................          27,667                    9,333                     93,766

-----------


(1) Computed based upon the difference between the stock option exercise price and the closing price of the Company's Common Stock on January 30, 1998 ($7.69).

Employment Arrangements

         Messrs. Doshi and Ellis entered into employment agreements with the Company which commenced November 1, 1995. These agreements are terminable at any time after an initial term of three years on one years' notice. Under such agreements, Messrs. Doshi and Ellis are entitled to base annual salaries of (pound)156,250 ($256,000) and (pound)137,000 ($225,000), respectively. Prior to the execution of such employment agreements, neither Messrs. Doshi nor Ellis had received salary compensation for services performed for the Company and its affiliates.

         Messrs. Newell and Burt entered into employment agreements with the Company at salaries as at February 1998 of(pound)118,750 ($195,000), and(pound)118,750 ($195,000).

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

         The Company maintains contributory, non-defined pension plans for the benefit of Messrs. Doshi and Ellis to which it makes contributions of approximately (pound)32,000 ($54,000) per annum. The Company also maintains contributory, non-defined pension plans for the benefit of Messrs. Newell and Burt to which it makes contributions of approximately (pound)9,000 ($15,000) per annum.

 1996 Equity Incentive Plan

         In May 1996, the Company, adopted the 1996 4Front Technologies, Inc. Equity Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 400,000 shares of the Common Stock of the Company. The Plan permits the granting of options to officers, employees, directors and consultants of the Company. This Plan was approved by stockholders on February 5, 1997 and pursuant to the Plan a total of 247,000 options, exercisable at between $3 3/8 and $5 3/4 per share, being at or above market value at time of grant, have been granted to employees and to two directors. In November 1997, a total of 87,500 options, exercisable at $8.75, being at an above market value at the time of grant, were granted to employees. In March 1998, the Board of Directors adopted amendments to the Plan, subject to stockholder approval, which would increase the number of options available for grant thereunder to 800,000 and permit the granting of additional options to directors. In addition, subject to stockholder approval, the Board granted 40,000 options each to Messrs. Doshi, Ellis, Newell and Burt and 6,000 options each to Messrs. Kleinman, Ross and Murray, each at an exercise price of $8.75 per share, equal to the fair market value of the Common Stock on the date of grant.

Compensation of Directors

         Messrs. Murray and Ross each received compensation of $15,000 in the fiscal year 1998. In March 1998, their compensation was increased to $20,000 per year. No other director receives any compensation for services as a director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Doshi, Ellis, Murray and Ross. Messrs. Doshi and Ellis abstain from votes on their compensation. See "- Employment Arrangements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 21, 1998 (except as otherwise noted in the footnotes), regarding the beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                                   Number of Shares           Percentage
  Beneficial Owner                                               Beneficially Owned            Ownership
  ----------------                                               ------------------           ----------
  Anil Doshi (1).....................................                       960,212               13.12%
  Mark Ellis (2).....................................                       547,812                7.48%
  Kenneth Newell (3).................................                       262,578                3.62%
  Craig Kleinman (4).................................                        82,500                1.16%
  Terence Burt (5)...................................                       230,915                3.20%
  Stephen McDonnell(6)...............................                        27,667                    *
  Brian Murray (7)...................................                         9,167                    *
  Arthur Keith Ross (8)..............................                       182,350                2.56%
  FMR Corporation (9)................................                       615,900                8.73%
  All Directors and Executive Officers as a Group
    (9 persons) (10).................................                     2,251,689               27.69%

*        Less than 1%

(1) Includes 45,512 shares owned by Aliki Financial Corp., in which Mr. Doshi has a 65% interest. Also includes 270,000 shares purchasable pursuant to immediately exercisable options.

(2) Includes 45,512 shares owned by Aliki Financial Corp., in which Mr. Ellis has a 35% interest. Also includes 270,000 shares purchasable pursuant to immediately exercisable options.

(3) Includes 7,051 shares owned by Mr. Newell's wife and 28,790 shares held by Lex Nominees International as nominee for a Jersey resident settlement established for the benefit of Mr. Newell and his wife and children. Also includes 200,000 shares purchasable pursuant to immediately exercisable options. Mr. Newell disclaims beneficial ownership of the shares held by his wife.

(4) Includes 75,000 shares purchasable pursuant to immediately exercisable options.

(5) Includes 33,347 shares owned by Mr. Burt's wife and 28,794 shares held by Lex Nominees International as nominee for a Jersey resident settlement established for the benefit of Mr. Burt and his wife and children. Also includes 168,333 shares purchasable pursuant to immediately exercisable options. Mr. Burt disclaims beneficial ownership of the shares held by his wife.

(6) Consists of 27,667 shares purchasable pursuant to immediately exercisable options.

(7) Includes 6,667 shares purchasable pursuant to immediately exercisable options.

(8) Includes 83,500 shares purchasable pursuant to immediately exercisable options.

(9) Based on information in an amended Schedule 13G dated February 14, 1998, filed by the beneficial owner. The amended Schedule 13G states that such beneficial owner has sole power to dispose of all of such shares. The address of such beneficial owner is 82 Devonshire Street, Boston, MA 02109.

(10) Includes 1,101,167 shares subject to options which are immediately exercisable. Does not include 202,333 shares subject to options which are not exercisable within 60 days of April 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances from Affiliates and Receivable From Related Party

         As of January 31, 1998, a total of $18,000 remained outstanding from the Company to Mr. Doshi primarily representing expenses due for fiscal 1998. As at January 31, 1997, a receivable of $644,356 was due from Mr. Anthony Malpas, a related party. During fiscal 1998, Mr. Malpas invoiced the Company $198,250 for consultancy services. The remaining receivable from Mr. Malpas of $446,106 was settled on September 30, 1997. At January 31, 1998, all receivables from related parties have been settled and there is nothing owed to the Company.

         The Company believes that all transactions with related parties have been upon terms at least as favorable to the Company as those which would have been available to the Company from unrelated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

    (a)      1.      Financial Statements.  See Index to Consolidated Financial
                     Statements commencing on page F-1 of the Report

             2. Financial Statement Schedules. See Index to Consolidated Financial Statements commencing on page F-1 of the Report

             3.      Exhibits

    (b) The following exhibits are filed or incorporated by reference as part of this Report (Exhibit Nos. 10.01, 10.2, 10.5, 10.6, 10.10,
             10.11, 10.12, 10.14, 10.19, 10.20 and 10.21 management contracts, compensation plans or arrangements):

     3.1  _  Articles of Incorporation of the Company, as amended to date.
     3.2  _  Bylaws of the Company, as amended to date.
     4.1  _  Specimen Form
             of Stock Certificate for the Company's Common Stock.(3)
    10.1  _  1996 Equity Incentive Plan.
    10.2 _ Indemnity Agreement between the Company and Craig Kleinman dated October 27, 1987.(1)
    10.3  _  Share Sale Agreement Relating to K-2 Group Plc dated March
             7, 1994 by and among Lex Nominees International Limited and
             ORS, Peter Leith Wellings and 4Front Technologies, Inc.(2)
    10.4 _ Form of Option to Purchase Shares in 4Front Technologies, Inc. dated as of March 7, 1994 by and among 4Front
             Technologies, Inc. and shareholders of K-2 Group.(2)
    10.5  _  Form of Executive Pension Plan for the benefit of Anil Doshi.(3)
    10.6  _  Form of Executive Pension Plan for the benefit of Mark Ellis.(3)
    10.7  _  Form of 4Front Executive Officer Service Agreement.(3)
    10.8 _ Lease Agreement dated September 7, 1988 for lease by K2 of premises at Unit 4, Colonial Business Park, Colonial
             Way, Watford England, as amended.(3)
    10.9 _ Lease Agreement dated April 28, 1992 for lease by K2 of premises at Units 5 and 6, Colonial Business Park,
             Colonial Way, Watford England.(3)
    10.10 _  Form of Executive Officer Service Agreement (K2).(3)
    10.11 _  K2 Systems Group Pension Scheme effective March 6, 1991.(3)
    10.12 _  Form of Executive Pension Plan for the benefit of Ken Newell.(3)
    10.13 _ Form of Amendment dated October 21, 1994 to Option to Purchase Shares in 4Front Technologies, Inc. dated as of March 7, 1994 by and among 4Front Technologies, Inc. and shareholders of K-2 Group.
             (4)
    10.14 _ Form of November 1, 1994 Option Agreement for Employees and Consultants.(4)
    10.15 _ Share Sale Agreement Relating to CI Support Limited effective November 1, 1994 by and among Burnaby Investments Limited and K2 Group plc.(4)
    10.16 _  Share Sale Agreement Relating to CCG Holdings Limited dated May
             11, 1995 by and among Richard Ian Sharpe & ORS and the Company.(4)
    10.17 _ Facility Letter dated May 25, 1994 from Barclays Bank Plc to Compass Computer Group Limited.(4)
    10.18 _ Facility Letter dated April 12, 1995 from Barclays Bank Plc to Compass Computer Group Limited.(4)
    10.19 _ Form of Employment Agreement effective as of November 1, 1995 between the Company and Anil Doshi.(5)
    10.20 _ Form of Employment Agreement effective as of November 1, 1995 between the Company and Mark Ellis.(5)
    10.21 _ Form of August, 1995 Option Agreement for Employees and Consultants.(5)
    10.22 _ Share Sale Amendment Agreement dated December 13, 1995 between Richard Ian Sharpe & ORS, the Company, Joel Jervis, CCG Holdings Limited and 4Front Group PLC.(5)
    10.23 _ Put Option Agreement dated December 13, 1995 between Richard Ian Sharpe & ORS and the Company.(5)
    10.24 _  Factoring Agreement with Kellock Limited, dated October 23, 1997.
    10.25 _  Credit Facility with Midland Bank, dated August 28, 1997.
    10.26 _ Lease for Slough Property, as amended, dated as of December 29, 1989, as amended.
    10.27 _  Lease for Hatton Garden Property, dated as of July 15, 1997.
    10.28 _  Lease for Ruislip Property, dated as of February 21, 1997.

     21.1  _  List of Subsidiaries.
     23.1  _  Consent of KPMG
     27.0  _  Financial Data Schedule

-----------


 (1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987

 (2) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 7, 1994.

 (3) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

 (4) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

 (5) Previously filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal period ended October 31, 1995.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   4FRONT TECHNOLOGIES, INC.

                                   By:    /s/ Anil Doshi
                                         -------------------------------------
                                         Anil Doshi, Chairman of the Board,
                                         Chief Executive Officer and Director

                                         Date: April 27, 1998

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name and Position                                     Date
                 -----------------                                     ----
/s/ Anil Doshi                                                   April 27, 1998
Anil Doshi, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark Ellis                                                    April 27, 1998
Mark Ellis, Vice Chairman of the Board,
President and Director

/s/ Kenneth Newell                                                April 27, 1998
Kenneth Newell, Vice President for
Corporation Affairs and Director


/s/ Terence W. Burt                                               April 27, 1998
Terence W. Burt, Vice President, Chief
Operating Officer and Director


/s/ Craig Kleinman                                                April 27, 1998
Craig Kleinman, Secretary and Director


/s/ Stephen McDonnell                                             April 27, 1998
Stephen McDonnell, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Arthur Keith Ross                                             April 27, 1998
Arthur Keith Ross, Director


/s/ Brian V. Murray                                               April 27, 1998
Brian V. Murray, Director




                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      Page
Independent Auditors' Report Covering the Consolidated Financial Statements as of and for the years ended              F-2
  January 31, 1997 and 1998...............................................................................
Consolidated Financial Statements:
 Consolidated Balance Sheets as of January 31, 1997 and 1998..............................................             F-4
 Consolidated Statements of Operations for the years ended January 31, 1996, 1997 and 1998................             F-5
 Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1996, 1997                 F-6
  and 1998................................................................................................
 Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1997 and 1998................             F-7
Notes to the Consolidated Financial Statements............................................................             F-9


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
4Front Technologies, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of 4Front Technologies, Inc. and subsidiaries as of January 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4Front Technologies, Inc. and Subsidiaries as of January 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1998, in conformity with United States generally accepted accounting principles.

KPMG
Chartered Accountants
Registered Auditors

London, England
April 30, 1998



                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                        January 31,       January 31,
                                                                                           1997              1998
                                                                                           ----              ----
                                                                                         $'000's           $'000's
CURRENT ASSETS:
 Cash.......................................................................             $  6,653         $  4,586
 Accounts receivable, net of allowance for doubtful accounts of  $273,000 and
     $452,000, respectively.................................................               15,365           18,357
 Deposits...................................................................                   31               49
 Inventories................................................................                7,133           11,852
 Prepaid expenses...........................................................                  905            1,835
 Income taxes receivable....................................................                   32               17
 Other current assets.......................................................                  230              219
                                                                                     ------------      -----------
     Total current assets...................................................               30,349           36,915
PROPERTY AND EQUIPMENT, net.................................................                2,051            2,855
INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE...............................                  143                -
RECEIVABLE, RELATED PARTY...................................................                  644                -
INTANGIBLE ASSETS, net......................................................                7,777           16,935
DEFERRED INCOME TAX.........................................................                  974            2,402
OTHER ASSETS................................................................                   83              101
                                                                                     ------------      -----------
TOTAL ASSETS................................................................             $ 42,021         $ 59,208
                                                                                      ===========       ==========



                                                LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
 Accounts payable...........................................................             $ 13,057         $ 16,279
 Accrued liabilities........................................................                2,483            4,027
 Stockholder advances.......................................................                  504               18
 Lines of credit - bank.....................................................                1,177            2,309
 Notes payable..............................................................                    -            2,858
 Capital lease obligations, current portion.................................                  546              482
 Income taxes payable.......................................................                  493            1,273
 Deferred revenue...........................................................                6,503            8,728
                                                                                     ------------      -----------
     Total current liabilities..............................................               24,763           35,974
CAPITAL LEASE OBLIGATIONS, less current portion.............................                  489              497
                               long term liabilities........................                    -            1,143
                                                                                     ------------      -----------
TOTAL LIABILITIES...........................................................               25,252           37,614
                                                                                      ===========       ==========
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
 Common stock, no par value, 30,000,000 shares authorized, 6,514,747 and
     7,051,317 shares issued and outstanding, respectively..................
                                                                                           22,988           24,877
 Accumulated (deficit)......................................................              (6,222)          (3,154)
 Cumulative foreign currency translation adjustment.........................                    3            (129)
                                                                                     ------------      -----------
     Total stockholders' equity.............................................               16,769           21,594
                                                                                     ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $ 42,021         $ 59,208
                                                                                      ===========       ==========

          See accompanying notes to consolidated financial statements.


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the years ended January 31,
                                                 ---------------------------------------------------
                                                       1996                 1997           1998
                                                      ------               ------         ------
                                                      $'000's              $'000's        $'000's
REVENUES
Products ......................................   $    24,380    $    33,983    $    38,843
Services ......................................         7,869         19,032         45,302
                                                        -----         ------         ------



                                                       32,249         53,015         84,145

Cost of Products ..............................        18,673         29,376         32,121
Cost of Services ..............................         2,135          6,642         22,541
Write down of software development
        costs .................................           755           --              --
                                                        -----         ------         ------

                                                       21,563         36,018         54,662



GROSS PROFIT
  Products ....................................         5,707          4,606          6,722
  Services ....................................         4,979         12,391         22,761
                                                        -----         ------         ------


                                                       10,686         16,997         29,483
OPERATING EXPENSES:
 Selling, general and administrative
     expenses .................................         9,566         13,792         22,796
 Depreciation .................................           356            518          1,092
 Amortization .................................           204            458          1,121
 Write down of goodwill .......................          --              552           --
 Reorganization and restructuring costs .......          --            2,286           --
                                                        -----         ------         ------


     Total operating expenses .................        10,126         17,606         25,009


INCOME (LOSS) BEFORE INTEREST, INCOME
  TAXES, AND SHARE OF RESULTS IN EQUITY
  INVESTEE.....................................           559           (609)         4,474
 Interest income ..............................            14            277            276
 Interest expense .............................          (258)          (297)          (632)
 Write down of investments ....................          --             (500)          --
                                                        -----         ------         ------
INCOME (LOSS) BEFORE INCOME TAXES AND
  SHARE OF RESULTS IN EQUITY INVESTEE..........           315         (1,129)         4,118



SHARE OF OPERATING (LOSS) OF EQUITY
  INVESTEE ....................................          (761)          (799)          --

                                                        -----         ------         ------

INCOME (LOSS) BEFORE INCOME TAXES..............          (446)        (1,928)         4,118
INCOME TAXES ..................................           206            416          1,049
                                                        -----         ------         ------


NET INCOME (LOSS) .............................   $      (652)   $    (2,344)   $     3,069
                                                        -----         ------         ------
                                                        -----         ------         ------
NET INCOME (LOSS) PER COMMON SHARE
  (Basic) in accordance with SFAS No. 128
                                                  $     (0.24)   $     (0.45)   $      0.47
NET INCOME (LOSS) PER COMMON SHARE (Diluted) in
accordance with SFAS No. 128 ..................   $     (0.24)   $     (0.45)   $      0.43
                                                        -----         ------         ------
                                                        -----         ------         ------
FULLY DILUTED SHARES OUTSTANDING...............     2,742,614      5,682,716      7,129,307
                                                        -----         ------         ------
                                                        -----         ------         ------

         See accompanying notes to the consolidated financial statements

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                         Foreign
                                                                                                        currency
                                                                                      Accumulated     translation
                                                     Shares         Amount             (Deficit)       adjustment          Total
                                                   ----------     ----------         ------------     -----------       ----------
Balance, January 31, 1995.....................      2,511,325   $   5,810,709   $     (3,226,648)    $   220,870    $   2,804,931
Stock issued to acquire Compass...............        192,556         385,112                   -              -          385,112
Stock issued to bridge loan holders...........         25,750          51,500                   -              -           51,500
Stock issued in private placement, net of
  offering costs..............................        262,144         665,353                   -              -          665,353
Stock issued for services.....................         13,333          60,000                   -              -           60,000
Net (loss) for the year.......................              -               -           (651,951)              -        (651,951)
Foreign currency translation adjustment.......              -               -                   -       (214,169)        (214,169)
                                                   ----------     ----------         ------------     -----------       ----------


Balance, January 31, 1996.....................      3,005,108       6,972,674         (3,878,599)               6,701     3,100,776
Exercise of stock options.....................         53,639             536                   -                   -           536
Stock issued in offering, net of offering costs     3,450,000      16,003,388                   -                   -     16,003,388
Exercise of warrants..........................          6,000          11,490                   -                   -         11,490
Net (loss) for the year.......................              -               -         (2,343,787)                   -    (2,343,787)
Foreign currency translation adjustment.......              -               -                   -             (3,868)        (3,868)
                                                     --------       ---------         ------------          -----------     --------


Balance, January 31, 1997.....................      6,514,747      22,988,088         (6,222,386)              2,833     16,768,535
Stock issued to acquire Eurosystems...........         58,896         600,000                  -                   -        600,000
Exercise of warrants..........................        477,674       1,289,298                  -                   -      1,289,298
Net income for the year.......................              -               -          3,068,620                   -      3,068,620
Foreign currency translation adjustment.......              -               -                  -            (132,270)      (132,270)
                                                     --------       ---------        ------------          -----------     --------


Balance, January 31, 1998.....................      7,051,317    $ 24,877,386   $     (3,153,766)     $     (129,437)  $ 21,594,183
                                                     =========    ============   ================      ==============   ===========


          See accompanying notes to consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               For the years ended January 31,
                                                      -------------------------------------------------
                                                       1996               1997                 1998
                                                       ----               ----                 ----
                                                      $'000's            $'000's             $'000's

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)..........................           $  (652)            $ (2,344)             $ 3,069
Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities
 Depreciation..............................               356                   518               1,092
 Amortization..............................               204                   458               1,121
 Write down of software development costs..               755                     -                   -
Write down of goodwill.....................                 -                   552                   -
Write down of investments..................                 -                   500                   -
 Share of results in equity investee.......               761                   799                   -
 Stock issued for services.................                60                     -                   -
 (Gain) on disposal of fixed assets........               (36)                 (152)                (54)
 Decrease (increase) in accounts receivable              (525)               (2,850)               2,234
 Decrease (increase) in deposits...........                24                     6                 (18)
 Decrease (increase) in inventories........              (348)               (1,162)             (2,432)
 Decrease (increase) in prepaid
      expenses.............................               (71)                 (119)               (171)
 Decrease in deferred income tax...........                 -                     -                 725
 Increase in income taxes..................               204                   188                 256
 (Increase) decrease in other current assets
                                                          (78)                   37                  11
 Increase (decrease) in receivable - related
     party.................................                (9)                   47                   -
 Increase (decrease) in accounts payable...             1,876                   529              (1,783)
 Increase (decrease) in accrued liabilities               543                   429                (263)
 Increase (decrease) in deferred revenue...               515                   499              (2,402)
                                                   ----------            ----------          ----------


 Net cash provided (used) by operating
     activities............................             3,579               (2,065)               1,385
                                                   ----------            ----------          ----------



         See accompanying notes to the consolidated financial statements

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                        For the years ended January 31,
                                                                ----------------------------------------------------
                                                                 1996                     1997                1998
                                                                 ----                     ----                ----
                                                                $'000's                  $'000's             $'000's

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment......................                     $   (406)              $  (608)           $  (880)
Proceeds from disposal of equipment........                          178                   186                164
Acquisition of subsidiaries, including
  related expenses, net of cash acquired...                       (1,614)               (3,840)            (6,574)
Investment in ActionTrac, Inc..............                            -                     -                  -
Investment in and advances to
  equity investee..........................                         (445)                 (551)               143
Software development costs.................                         (383)                    -                  -
Increase (decrease) in other assets........                          (24)                   23               (17)
                                                              ----------            ----------         ----------


 Net cash (used) by investing activities...                       (2,694)               (4,790)            (7,164)
                                                              ----------            ----------         ----------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Decrease (increase) in
  lines of credit-bank.....................                         (653)               (1,053)               468
Proceeds from notes payable................                          500                     -              2,858
Repayment of notes payable.................                         (584)               (2,849)                 -
Proceeds from (repayment of) stockholders'
  advances.................................                         (228)                  112                (40)
Decrease (increase) in deferred offering
  costs....................................                          (78)                  339                  -
Payments of capital lease obligations......                         (144)                 (445)              (731)
Net proceeds from issuance of common stock.
                                                                     665                16,015              1,289
                                                              ----------            ----------         ----------


 Net cash provided (used) by financing
     activities............................                         (522)               12,119              3,844
                                                              ----------            ----------         ----------


Effect of exchange rate changes on cash....                         (213)                   (3)              (132)


Net increase (decrease) in cash............                          150                 5,261             (2,067)
                                                              ----------            ----------         ----------


Cash at beginning of period................                        1,242                 1,392              6,653


Cash at end of period......................                     $  1,392              $  6,653           $  4,586




Supplemental disclosure of cash flow information:
Cash paid for interest expense.............                   $       58             $     297          $     632
Cash paid for income taxes.................                   $        -             $     547          $      42





         See accompanying notes to the consolidated financial statements

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


1.       Nature of Business

         4Front Technologies, Inc. and subsidiaries (the "Company" or "4 Front") is a UK based specialized computer services company. The Company provides key elements of distributed computing, including systems development and integration, storage and networking solutions and products, as well as extensive hardware and software support and help desk services.

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

3.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include accounts receivable, inventories, deferred revenues and deferred income taxes.

4.       Summary of Significant Accounting Policies

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

 c)  Inventories

         Inventories are stated at the lower of cost (first in, first out method) or market value. Inventories consist primarily of computer hardware, software and work in progress. Work in progress represents labor and material costs incurred for customer software projects.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


4.       Summary of Significant Accounting Policies (Continued)

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

 f)  Investment in and advances to equity investee

         In prior years the investment in the ActionTrac International partnership was accounted for using the equity method under which the Company's results included its 50% share of the partnership's operating profits or losses in accordance with the terms of the partnership agreement.

 g)  Foreign currency translation

         The Company considers the pound sterling to be the functional currency of its UK operations. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars.

                                            Years ending January 31,
                                       ----------------------------------
Exchange Rates                         1996              1997        1998
--------------                         ----              ----        ----

Average.......................         1.575            1.607        1.643
Period end....................         1.511            1.602        1.633

         All assets and liabilities of the UK operations are translated into US dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses are translated at averaged rates in effect for the periods presented. The cumulative currency translation adjustment is reflect as a separate component of stockholders' equity on the consolidated balance sheet.

         Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented. During the fiscal year ended January 31, 1997 and 1998 the Company had operating foreign exchange gains of $339,000, and $611,000 respectively. In fiscal year ended January 31, 1996 gains and losses made were insignificant.

 h)  Intangible assets

         In connection with acquisitions accounted for under the purchase method (see note 5), the Company recorded goodwill based on the excess of the purchase price paid (cost of the acquisition) over the estimated fair value of the identifiable tangible and intangible assets and liabilities of the acquiree on the date of purchase. Goodwill is reported at cost, net of accumulated amortization, and is being amortized over its estimated useful life of between five and fifteen years. Accumulated amortization at January 31, 1997 and 1998 is $1.3 million and $2.4 million, respectively.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


4.       Summary of Significant Accounting Policies (Continued)

         In September 1997, the Company acquired Firstpoint. The acquisition of Firstpoint was deemed by management to be of strategic importance to the Company as it was to be the single largest acquisition by the Company in the services and help desk marketplace. The acquisition brought the Company into place as one of the top 5 independent maintenance services and help desk providers in the UK and gave the Company sufficient critical mass whereby enhancing its ability to successfully bid for service and help desk contracts in excess of $1 million revenues per annum. Firstpoint was a company which had strategic importance to the Company for the above reasons but in addition Firstpoint was a company which had been in existence for more than 20 years and had successfully maintained large market presence throughout the technology changes over that period and had in fact been able to branch out and expand into areas previously not covered. To date, following the acquisition of Firstpoint, the Company now manages in excess of 15 services and help desk contracts worth in excess of $1 million revenues each per annum. Management has deemed that an amortization period of fifteen years is the appropriate amortization period for the goodwill on this acquisition.

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

         The total amounts of software development costs capitalized during the years ended January 31, 1996, 1997 and 1998, all of which relate to the StreamZ communication software product, were $337,185, $0 and $0 respectively.

 j)  Income taxes

         The company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized for deferred tax assets if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


4.       Summary of Significant Accounting Policies (Continued)

k)  Deferred revenue

         Deferred revenue is comprised of maintenance and support fees to be earned in the future on agreements existing and billed for at the balance sheet date.

l)  Net income (loss) per common share

         Net income (loss) per common share is calculated in accordance with SFAS No. 128. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common stock.

m)  Concentration of credit risk

         At January 31, 1997 and 1998, cash includes (pound)545,713 ($874,585)
and (pound)2,137,939, ($3,491,254) respectively held in demand deposit accounts in United Kingdom banks where deposits are not insured by the government. These balances are subject to foreign currency fluctuations, which in the past have not been material.

n)  Stock-Based Compensation

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the new Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Companies electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined if the Statement were applied. The Statement was effective in 1996 and the Company adopted its provisions as of February 1, 1996. The Company has adopted the alternative accounting treatment allowed by the Standard and measures compensation cost in accordance with the provisions in Opinion No. 25.

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


4.       Summary of Significant Accounting Policies (Continued)

o)  Long-Lived Assets

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

p)  Adoption of New Standards

         The Company adopted the provisions of SFAS No. 128, Earnings Per Share, in January 1998. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them more comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Prior periods are restated to conform to the new standard.

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130") was issued. Under SFAS 130 all items that meet the definition of comprehensive income will be reported in a financial statement for the period in which they are recognized. Comprehensive income will include changes in the balances of items that are reported directly in a separate component of Stockholders' equity on the Consolidated Balance Sheets. The Company will make the disclosures required by SFAS in fiscal 1999.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was also issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company will make the required disclosures for fiscal 1999.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition". SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, except for certain provisions related to vendor specific evidence which are effective for years beginning after December 15, 1998. Implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's future revenue and earnings.

5.       Write-Down of Goodwill

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


5.       Write-Down of Goodwill (Continued)

         Upon determination that impairment of goodwill has occurred, the amount of the impairment is calculated by determining that portion of the goodwill which would not be expected to be recovered against operating income during the remaining amortization period based on estimated discounted future cash flows.

6.       Reorganization and Restructuring

         In November 1996, the Company integrated its maintenance and support services businesses, which involved the closure of surplus facilities and various involuntary redundancies. The reorganization was substantially completed by February 1997. The reorganization and restructuring costs of $2.3 million include $716,000 relating to write down of fixed assets, $1.25 million relating to property costs and $320,000 relating to involuntary redundancy costs of employees. Of this amount, $1.3 million relates to the write down and costs paid during the year to January 31, 1997 and $988,000 was included as a liability at January 31, 1997, and this was fully utilized by January 31, 1998.

7.       Business Acquisitions

         Effective March 31, 1995, 4Front Group Plc changed its name to Mortlake Software Limited. At the same time, the K2 Group Plc became the principal holding company of the UK operations and changed its name to 4Front Group Plc.

         Effective April 6, 1995, the Company acquired all the common stock of CCG Holdings Limited ("CCG") for cash consideration of (pound)550 ($880) together with the issuance of 83,720 shares of common stock and an agreement to deliver up to an additional 108,836 shares of common stock valued at $2 per share in the event that certain profit targets were achieved. In addition, the Managing Director of CCG received options on 23,680 shares of common stock exercisable at $0.01 and was also entitled to receive additional options on up to 29,959 shares of common stock exercisable at $0.01 upon similar terms as to the entitlement of the CCG sellers to the performance related shares detailed above. On December 13, 1995 the board of directors of the Company deemed that all of the profit targets had been achieved and additional shares and options were duly issued.

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

         Effective August 15, 1996, the Company acquired Hammer Distribution Limited ("Hammer") for $1.7 million cash ((pound)1.1 million) plus an agreement to pay an additional maximum of $1.2 million cash ((pound)750,000) based on the profits for Hammer for the year to January 31, 1997. In April 1997 a final contingent consideration of (pound)537,000 ($860,000) was paid to the former stockholders of Hammer based on the profits for the year to January 31, 1997.

         Effective October 11, 1996 4Front Technologies Inc., acquired all of the issued and outstanding stock of Datapro Computers Group Limited ("Datapro"), for (pound)1.39 million cash ($2.15 million), plus an agreement to pay an additional maximum of (pound)135,000 ($200,000) based on the net assets in the Datapro September 1996 management accounts. The additional (pound)135,000 ($200,000) was paid in December 1996.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


7.       Business Acquisitions (Continued)

         All acquisitions in fiscal year ended January 31, 1998 have been accounted for under the purchase method. On September 8, 1997, the Company acquired 100% of the issued and outstanding shares of Firstpoint Limited. The transaction is summarized as follows (in $ thousands):

                                                                                                               $ `000's
Assets acquired:
     Current assets....................................................................                         $ 6,110
     Property and equipment............................................................                             276
     Goodwill..........................................................................                           6,871
Deferred taxation......................................................................                           1,380
Liabilities assumed:
     Current liabilities...............................................................                          (4,756)
     Deferred revenue..................................................................                          (3,594)
                                                                                                              ----------



Purchase price.........................................................................                        $  6,287
                                                                                                                ========




         The Company paid approximately $4.45 million in cash, net of cash received in the acquisition. In addition to the amount paid at the closing of the transaction, the Company will pay a further $1.8 million as deferred consideration in equal quarterly instalments to February 1999. An amortization period of fifteen years is used in relation to the Firstpoint acquisition.

         On October 28, 1997, the Company acquired 100% of the issued and outstanding shares of Eurosystems France S.A. which included the wholly owned subsidiaries Netix S.A. and Eurosystems Belgium. This transaction is summarized as follows (in $ thousands):



                                                            $ `000's
Assets acquired:
     Current assets......................................   $  2,163
     Property and equipment..............................        175
     Goodwill............................................      2,728
Liabilities assumed:
     Current liabilities.................................     (2,904)
     Deferred revenue....................................     (1,032)
                                                          ----------



Purchase price...........................................   $  1,130
                                                            ========




         The Company issued 58,896, ($600,000) in shares of its common stock to the former shareholders and $530,000 cash as consideration on acquisition. There is no deferred consideration. An amortization period of ten years is used in relation to the Eurosystems acquisition.

8.       Earnings Per Share

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


8.       Earnings Per Share (Continued)

         The calculation for earnings per share is shown below for the year ended January 31,

                                                                       1996                 1997            1998
                                                                       ----                 ----            ----
           Basic Earnings Per Share

           Net income/(loss)                                         $  (651,951)     $  (2,343,787)    $  3,068,620
                                                                        --------          ---------        ---------
           Weighted Average Number of Common Shares
                outstanding                                            2,742,614          5,170,254        6,588,911
                                                                        --------          ---------        ---------

          Net income/(loss) per Common Share Basic                   $     (0.24)     $       (0.45)    $       0.47
                                                                         =======           ========         ========

          Diluted Earnings Per Share

          Net income/(loss)                                          $  (651,951)     $  (2,343,787)    $  3,068,620
                                                                         -------          ---------        ---------
          Weighted Average Number of Common Shares
             outstanding                                               2,742,614          5,170,254        6,588,911
          Additional Shares to be Issued upon Assumed
             Exercise of Options and Warrants                                  -                  -        2,556,925
          Shares Hypothetically Repurchased at the Average
             Market Price with the Proceeds of Exercise                        -                  -        (2,016,529)
                                                                        --------          ---------        ---------

          Adjusted Shares for Dilution                                 2,742,614          5,170,254        7,129,307
                                                                        --------          ---------        ---------

          Net income/(loss) per Common Share Diluted                 $     (0.24)     $       (0.45)    $       0.43
                                                                         =======           ========         ========

9.       Inventories

         Inventories consist of the following:

                                                                              January 31,
                                                                     -----------------------------
                                                                       1997                   1998
                                                                       ----                   ----
                                                                     $ `000's               $ `000's
Computer hardware....................................                $   6,949          $ 11,702
Computer software....................................                       83                20
Work in progress.....................................                      100               130
                                                                      --------          --------


                                                                     $   7,132          $ 11,852
                                                                       =======           =======

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


10.       Property and Equipment

         Property and equipment consists of the following:

                                                           January 31,
                                                    ------------------------
                                                      1997              1998
                                                      ----              ----
                                                    $ `000's          $ '000's
Vehicles.....................................       $  1,324        $  1,327
Furniture, fixtures and equipment............          1,246           2,767
Computer equipment...........................          1,508           3,168
                                                    --------        --------

                                                       4,078           7,262
Less accumulated depreciation................         (2,027)         (4,407)
                                                    --------        --------

                                                    $  2,051        $  2,855
                                                     =======         =======


11.       Investment in and Advances to Equity Investee

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


11.       Investment in and Advances to Equity Investee (Continued)

         Further to the acquisition of Datapro in October 1996, the Company has acquired an investment in a small UK software company called Channel Business Systems. The Company is actively looking to dispose of this equity investee which at January 31, 1997 is recorded in the accounts of the Company at $143,422. The Company disposed of this in fiscal 1998 for its book value.

12.       Accrued liabilities

         Accrued liabilities are as follows:

                                                    January 31,
                                              ------------------------
                                                1997              1998
                                                ----              ----
                                              $ `000's         $ `000's
Valued Added Tax..........................    $  1,741         $  1,876
Payroll taxes.............................         686            1,866
Other.....................................          56              285
                                               -------         --------


                                              $  2,483         $  4,027
                                                 =====           ======




13.       Lines of credit bank

                                                                                             January 31,
                                                                                      ---------------------
                                                                                        1997           1998
                                                                                        ----           ----
                                                                                      $ `000's       $ `000's

The Company has a (pound)650,000 (approximately $1,062,000) line of credit (overdraft protection) with a United Kingdom bank.  Interest is charged at 2.75% above bank
  base rates. Bank base interest rate was 7.25% at January 31, 1998..............          $583          $943
The Company has a (pound)997,000 (approximately $1.6 million) line of credit
  (overdraft protection) with a United Kingdom bank which includes
  (pound)200,000 ($327,000 approximately) VAT and duty deferment on the import of goods into the United Kingdom. Interest is charged at 2.5% above bank base rate of 7.25% at
  January 31, 1998...............................................................           296           644
The Company has a(pound)700,000 ($1,122,000) line of credit (overdraft protection) with a United Kingdom bank. Interest is charged on utilized facilities at 2.5%
  above bank base rate of 8.25% at January 31, 1998. The line of credit is secured on
  the assets of the Company......................................................           298             -
The Company's French subsidiary Eurosystems France S.A. has bank lines of credit with French and Belgium banks for $1.1 million.  Interest is charged at rates between 4.55% and 9.15% on utilized amounts.  The lines of credit are secured on
  the assets of Eurosystems France...............................................             -           722
                                                                                          -----        ------


                                                                                        $ 1,177      $  2,309
                                                                                          =====        ======


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


14.      Notes payable

         Notes payable are as follows:

                                                                                              January 31,
                                                                                        ----------------------
                                                                                          1997            1998
                                                                                          ----            ----
                                                                                        $ `000's        $ `000's
Notes payable to a United Kingdom factoring company representing advance payments on eligible trade receivables.

The Company remains liable for the advance payments in the event the receivables are not collected. The Company pays the factoring company an administrative fee of 0.075% of the receivable balance and interest at 1.75% above bank base rates. Bank base rate was 7.25% at January 31, 1998. This facility was not in existence at January 31, 1997 the facility is secured by a fixed and floating
  charge over the trade receivable of Hammer.....................................       $   --         $  2,858
                                                                                                        --------
                                                                                          -----




                                                                                             $-         $  2,858
                                                                                          =====         ========




15.       Income taxes

         The Company files a separate US federal income tax return for its domestic operations and a Local income tax return for each of its foreign subsidiaries. The foreign subsidiaries compute taxes at rates in effect in their respective locations. Deferred federal income taxes are not provided on the undistributed earnings of the Company's foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings in the its foreign operations.

         At January 31, 1998 the Company has available for future use approximately $1,390,423 of net operating loss carryforwards expiring from 2004 through 2012, related to its domestic operations and $4,876,597 related to its foreign operations, which are carry forward indefinitely.

         The provision for income taxes (benefit) is as follows:

                                                  1996         1997         1998
                                                  ----         ----         ----
                                                $ `000's     $ `000's     $ `000's
Current:
 US Federal..................................   $    --      $   --       $   --
 US State....................................        --          --           --
 Foreign.....................................       206         526          625
                                                   ----       ------        ------


                                                    206        526           625


Deferred:
 US Federal..................................        --         --          (467)
 US State....................................        --         --           (71)
 Foreign.....................................        --       (110)          962
                                                   ----       -----        ------


                                                     --       (110)          424
                                                   ----       -----        ------


     Total provision for income taxes........    $  206    $   416        $1,049
                                                  =====     ======        ======


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


15.       Income taxes (Continued)

         The Company computes income tax expense based on the foreign statutory rates. Income tax expense for the years ended January 31, 1996 and 1997 was computed by applying the UK statutory rate of 33% to pre-tax income (loss). During the year ended January 31, 1998, the UK statutory rate was reduced from 33% to 31%. For the year ended January 31, 1998, the Company computed income tax expense at a rate of 33% for 2 months and 31% for 10 months resulting in a blended tax rate of 31.33% for the year.

         Income tax expense for the years ended January 31, 1996, 1997 and 1998 differed from the amounts computed by applying the UK statutory tax rate to pre-tax income (loss) as a result of the following:


                                                                                   For the years ended January 31,
                                                                              --------------------------------------
                                                                                  1996          1997          1998
                                                                               $     `000's $     `000's      $ `000's
Expected tax at UK rate ...................................................    $      (147) $      (636)    $    1,290
Effect of write-downs and amortization of goodwill.........................            500          395            351
Change in valuation allowance..............................................           (156)         452           (418)
Utilization of net operating losses for which no benefit was previously
recognized.................................................................             --           --           (289)
Effect of UK statutory rate change on deferred tax assets and liabilities..             --           --             59
Non deductible items and other.............................................              9          205             56
                                                                                    -------       ------        --------


Actual tax charge..........................................................    $       206 $        416    $     1,049
                                                                                     ======       ======        ========




         The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows at January 31:

                                                    1997           1998
                                                    ----           ----
                                                  $    `000's       $ `000's
Net operating loss carryforwards............           $1,361         $2,041
Other deferred tax assets...................              430            662
                                                      -------        --------


Total deferred tax assets...................            1,791          2,703
Valuation allowance.........................             (818)          (301)
                                                      -------        --------


Deferred tax assets, net....................           $  973         $2,402
                                                      =======        ========



         In order for the net deferred tax asset to be realized, the Company's foreign operations will need to earn taxable income of approximately $7 million. Since the UK net operating loss carryforwards can be carried forward indefinitely, there is no time limit over the period this income must be earned. Management believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

         At January 31, 1996 and 1997, the Company had established a valuation allowance against its otherwise recognizable deferred tax assets of its domestic operations due to uncertainty surrounding the ability of the Company, to generate taxable income in furture periods in its domestic operations. For the year ended January 31, 1998, the valuation allowance decreased by $289,000 as a result of the utilization of net operating losses for which no previous benefit had been recognized. Furthermore, the valuation allowance decreased because management beleives that it is more likely than not that the results of future operations will generate sufficient taxable income to realize $418,000 of deferred tax assets of its domestic operations.

         Due to the uncertainty surrounding the ability of the Company, to generate taxable income in future periods in its domestic operations, the Company has recorded a valuation allowance against a portion of its otherwise recognizable deferred tax assets of its domestic operations.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


16.       Commitments and contingencies

 Leases

         The Company leases vehicles under capital leases which expire over the next two years. The gross amount of these capital leases is as follows:

                                                 January 31,
                                                 ----------
                                              1997        1998
                                              ----        ----
                                            $ `000's    $ `000's
Vehicles, gross...........................  $937        $1,025
Less accumulated depreciation.............  (348)         (499)
                                           ------        ------


Net.......................................  $589        $  526
                                           =====        ======



         The total charge for depreciation for assets under capital leases for the year to January 31, 1998 was $253,196.

         Future minimum lease payments including payments for rental inventories with a net book value of $63,320, under capital leases together with the present value of net minimum lease payments at January 31, 1998 are as follows:

1999....................................................      $  558,331
2000....................................................         320,532
2001....................................................         195,728
2002....................................................          64,548
2003....................................................          11,882
                                                                --------


Total minimum lease payments............................       1,151,021


Less amount representing interest.......................       (172,197)
                                                                --------


Present value of net minimum lease payments.............         978,824


Less current portion....................................       (481,957)
                                                                --------


                                                              $  496,867
                                                                 =======




         The Company also has certain non-cancellable operating leases for premises and various equipment and vehicles. Total rental expenses for operating leases for the years ending January 31, 1996, 1997 and 1998 amounted to $961,455, $1,107,086 and $2,421,431, respectively.

         The principal lease commitments for premises are as follows:

                  the Company's K2 subsidiary leases an office facility in Watford, England for $197,000 ((pound)124,000) per year. The lease, on which there are periodic reviews, expires August 2013.

                  the Company's 4Front Services subsidiary leases an office/warehouse facility in Ruislip, England for $140,000 ((pound)87,410) per year expiring February 2002.

                  the Company's Firstpoint subsidiary leases an office/warehouse facility in Slough, England for $465,000 ((pound)285,000) per year. The lease which expires in December 2010 is subject to periodic reviews.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


16.       Commitments and contingencies (Continued)

          - the Company's Datapro subsidiary leases an office/warehouse facility in Brighton, England for $56,000 ((pound)35,000) expiring in February 2002.

          - the Company's 4Front Products subsidiary leases an office/warehouse facility in Newbury, England for $60,000 ((pound)37,000). The lease expires in September 2002.

          - the Company's Hammer subsidiary leases office/warehouse facilities in Basingstoke, England for $10,000
                  ((pound)67,000). The leases expire in September 1999 and March 2000.

         - the Company's 4Front Group subsidiary leases offices in London, England for $60,000 ((pound)37,000). The lease expires in April 2002.

         Obligations under operating leases are as follows for each of the years ending January 31:

1999......................  $   2,914,591
2000......................      2,618,580
2001......................      1,866,577
2002......................      1,476,479
2003......................        881,929
Thereafter................      6,714,558
                               ----------


Total.....................   $ 16,472,714
                                =========




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

         Effective April 6, 1995 the Company acquired all of the outstanding shares of CCG Holdings Limited (Compass, now called 4Front Products) in exchange for 192,556 shares of the Company's common stock and cash consideration payable to the selling stockholders.

         During May 1995 the Company issued 25,750 shares of common stock as part of a bridge financing valued at $2.00 per share. In connection with this bridge financing the Company issued warrants convertible at any time from September 1996 to June 2000 into 257,500 shares of common stock at $4.50 per share (see note 18).

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


17.       Stockholders' equity (Continued)

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

         During fiscal year ended January 31, 1997 and 1998, 25,163 options previously granted in August and November 1995 at $5.00 lapsed due to the grantees no longer working for the Company.

         In the fiscal year ended January 31, 1997, 6,000 warrants at $2.00 were exercised.

         The number of warrants outstanding are summarized as follows at January 31:

                                                                  Number of shares of common stock
Date convertible                            Conversion price         to be issued on conversion
                                                                       1997           1998
                                                                       ----           ----
Prior to December 31, 1997................        $2.00                487,000              -
Prior to December 31, 1997................         7.50                157,200              -
Prior to August 9, 1997...................         4.00                 15,425              -
Prior to January 31, 2000.................         4.50                197,500        197,500
September 1996 to June 2000...............         4.50                257,500        257,500
Prior to May 2000.........................         6.50                150,457        150,457
October 1996 to October 2001..............         7.50                113,333        113,333

         During fiscal 1998, 407,774 of the $2.00 warrants were exercised, 69,900 of the $7.50 warrants were exercised and all remaining $2.00, $7.50 and $4.00 warrants expired.

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


18.      Stock Options (Continued)

1996 Equity Incentive Plan

         In May 1996, the Company, adopted the 1996 4Front Technologies, Inc. Equity Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 400,000 shares of the Common Stock of the Company. The Plan permits the grant of options to officers, employees, directors and consultants of the Company. This Plan was approved by stockholders on February 5, 1997 at a Special Meeting.

         Pursuant to the Offering of the Companys' Common Stock completed in June 1996, 300,000 options to purchase Common Stock were granted to the underwriters at an exercise price of $9.49.

         Pursuant to the Plan, in February 1997, 122,000 options were issued by the Company to management and employees to purchase common stock at an exercise price of $5.75. These options are exercisable through February 2007.

         Pursuant to the Plan, in February 1997, 125,000 options were issued by the Company to management and employees to purchase common stock at an exercise price of $3.38. These options are exercisable through February 2007.

         Pursuant to the Plan, in November 1997, 87,500 options were issued by the Company to management and employees to purchase common stock at an exercise price of $8.75. These options are exercisable through November 2007.

         A summary of the status of the Company's stock option plans as of January 31, 1996, 1997 and 1998 and changes during the years ended on those dates is presented below:

                                                      1996                           1997                       1998
                                              --------------------       ---------------------        ----------------------
                                                          Weighted                    Weighted                      Weighted
                                                           Average                     Average                      Average
                                              Shares      Exercise        Shares      Exercise          Shares      Exercise
                                              (000)        Price          (000)        Price            (000)       Price
                                              ------      --------        -------     --------        ---------   ----------


Outstanding at beginning of year               1,261        $4.00         2,010         $4.37         1,985       $4.36
Granted                                          749         4.98             -             -           335        5.65
Exercised                                          -            -             -             -             -           -
Forfeited                                          -            -           (25)         5.00          (135)       4.90
Outstanding at end of year                     2,010         4.37         1,985          4.36         2,185        4.52
                                              ------                     ------                      ------



Options exercisable at year-end                2,010                      1,985                       2,185
                                              ======                     ======                      ======




                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


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

 Control of the Company

         The Chairman of the Board and Chief Executive Officer and Vice Chairman of the Board and President have signifcant shareholdings.

 Receivable-related party

         As of January 31, 1997 and 1998 the Company is owed $644,356 and $0 respectively by a company controlled by a stockholder. The receivable is non-interest bearing, due in 1997 and guaranteed by another stockholder.

 Stockholders advances

         As of January 31, 1997 and 1998 the Company's major stockholders were owed $504,000 and $18,000 respectively, in non-interest, unsecured advances, due on demand, subordinated to the collection of a receivable from a company controlled by a stockholder.

 Consulting services

         During the periods ended January 31, 1996, 1997, 1998 the Company compensated one of its officers/stockholders for services in the amount of approximately $29,818, $47,286 and $64,868 respectively. At January 31, 1996 and 1997, $0 and $0 respectively, was owed to this related party.

 Office space

         The Company rents office space in Denver, Colorado provided by an officer/stockholder of the Company at $500 per month. The lease is on a month-to-month basis.

 Private placement costs

         During the years ended January 31, 1997 and 1998 the Company's Chairman/Chief Executive Officer paid offering costs on behalf of the Company of $192,613 and $0 respectively.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


20.       Related Party Transactions (Continued)

 Bridge loans

         A relative of the Company's Chairman participated in the bridge financing arrangements described in note 17 and as of January 31, 1997 and 1998 was owed $980,000 and $0, respectively. In addition, the relative received a total of 36,500 shares of Common Stock and warrants representing 365,000 shares of Common Stock in connection with the bridge loan arrangements of January and June 1995. The $980,000 was repaid in June 1996 following the successful offering of shares by the Company.

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

21.       Pension Plans

         The Company sponsors, through its 4Front Group subsidiary, a money purchase pension plan (voluntary) covering its Chairman and Chief Executive Officer and President. The Company made contributions of approximately $18,000 ((pound)12,000) and $54,000 ((pound)32,000) in the years ended January 31, 1997 and 1998 respectively per year under this plan, although no contribution was made in the year ended January 31, 1996. The Company through its 4Front Products, Datapro, Firstpoint, K2 and 4Front Services subsidiaries also sponsor money purchase pension plans (voluntary) covering certain directors and employees. There are no accrued pension contributions at January 31, 1995, 1996 and 1997 under any plan. The Company and its subsidiaries contributed $321,000 under all pension plans for other employees in the fiscal year ended January 31, 1998.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


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

                                                                         As Reported                         Pro Forma
                                                                  ------------------------        ------------------------
                                                                    1997              1998            1997           1998
                                                                    ----              ----            ----           ----

         Net income (loss) (in thousands)                         $(2,343)            $3,069        $(2,995)        $2,155
         Income (loss) per share                                  $ (0.45)            $ 0.47        $ (0.58)        $ 0.31

         Average shares outstanding                             5,170,254          6,588,911      5,170,254      6,851,253
         Average fair value of grants during the year

         Black-Scholes option pricing model assumptions:
              Risk-free interest rate                                                                   5.2%
              Expected life (years)                                                                    10
              Volatility                                                                               66.9%

23.      Foreign Operations

         Included in the accompanying consolidated financial statements are the following amounts for the United Kingdom and Continental Europe operations at:

                                                       January 31,
                                                -------------------------
                                                  1997             1998
                                                  ----             ----
                                                $ `000's         $ `000's
Cash......................................          $875           $3,438
Accounts receivable.......................        15,365           18,357
Inventories...............................         7,132           11,852
Deposits..................................            31               49
Other current assets......................         1,099            1,936
Income taxes receivable...................            32                6
Property and equipment, net...............         2,051            2,855
Other assets..............................            83              101
                                               ----------      -----------


                                                 $26,668          $38,594
                                                ========        =========



                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1998


23.      Foreign Operations (Continued)

                                                 Years Ended January 31,
                                   --------------------------------------------------
                                     1996             1997                 1998
                                     ----             ----                 ----
                                   $ `000's         $ `000's             $ `000's

Revenues.....................      $ 32,249          $ 53,015                $ 84,145
                                   --------         ---------                --------


Cost of revenues.............        20,808            36,018                  54,662
Write down of software
  development costs..........           755                 -                       -
Expenses.....................        10,262            16,729                  23,937
Income taxes.................           206               416                   1,049
                                  ---------         ---------               ---------


Net income (loss)............          $217             ($148)              $  4,497
                                   ========         =========              =========

         During the year ended January 31, 1996, 1997 and 1998, no customers accounted for 10% or more of total revenues.

24. Supplemental Information to Consolidated Statements of Cash Flows for Non-cash Investing and Financing Activities

                                                                                Years ended January 31,
                                                                         --------------------------------------
                                                                           1996           1997            1998
                                                                           ----           ----            ----
                                                                         $ `000's       $ `000's        $ `000's



      Stock issued to bridge financing holders......................       $ 52            $-             $-



      Purchase of equipment financed with capital lease obligations.       $ 72          $398           $675



      Stock issued to acquire Compass...................................   $385            $-             $-



      Stock issued to acquire Eurosystems...............................     $-            $-           $600

