Form 10-Q
period 1998-04-30
4FRONT TECHNOLOGIES INC
filed 1998-05-27
CIK 91649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK ONE [1]

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    The number of shares outstanding of each of the Registrant's classes of Common Stock at May 15, 1998 was 7,151,317 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                    THREE MONTH PERIOD ENDED APRIL 30, 1998

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                            -------------
CONSOLIDATED FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets as of January 31, 1998 and April 30, 1998 (unaudited).............            1
  Condensed Consolidated Statements of Operations for the three months ended April 30, 1997 and 1998
    (unaudited)...........................................................................................            2
  Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended April
    30, 1998 (unaudited)..................................................................................            3
  Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 1997 and 1998
    (unaudited)...........................................................................................            4
  Notes to the Condensed Consolidated Financial Statements................................................            5

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          JANUARY 31,   APRIL 30,
                                                                                             1998         1998
                                                                                          -----------  -----------
                                                                                                       (UNAUDITED)
                                                                                            $'000'S      $'000'S
CURRENT ASSETS:
  Cash..................................................................................   $   4,586    $   4,353
  Accounts receivable, net of allowance for doubtful accounts of $452,000 and $463,000
    respectively........................................................................      18,357       20,450
  Deposits..............................................................................          49           51
  Inventories...........................................................................      11,852       13,187
  Prepaid expenses......................................................................       1,835        1,986
  Income taxes receivable...............................................................          17           17
  Other current assets..................................................................         219          359
                                                                                          -----------  -----------
      Total current assets..............................................................      36,915       40,403
PROPERTY AND EQUIPMENT, net.............................................................       2,855        3,083
INTANGIBLE ASSETS, net..................................................................      16,935       16,772
DEFERRED INCOME TAX.....................................................................       2,402        2,079
OTHER ASSETS............................................................................         101           87
                                                                                          -----------  -----------
TOTAL ASSETS............................................................................   $  59,208    $  62,424
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................................................   $  16,279    $  16,782
  Accrued liabilities...................................................................       4,027        4,303
  Stockholder advances..................................................................          18           18
  Lines of credit-bank..................................................................       2,309        3,762
  Notes payable.........................................................................       2,858        2,852
  Capital lease obligations, current portion............................................         482          472
  Income taxes payable..................................................................       1,273        1,516
  Deferred revenue......................................................................       8,728        8,457
                                                                                          -----------  -----------
      Total current liabilities.........................................................      35,974       38,162
CAPITAL LEASE OBLIGATIONS, less current portion.........................................         497          487
OTHER LONG TERM LIABILITIES.............................................................       1,143          767
                                                                                          -----------  -----------
TOTAL LIABILITIES.......................................................................      37,614       39,416
                                                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001, 5,000,000 shares authorized. No shares issued or
    outstanding.........................................................................      --
  Common stock, par value $.001, 30,000,000 shares authorized 7,051,317 and 7,151,317
    shares issued and outstanding, respectively.........................................           7            7
  Additional paid-in capital............................................................      24,870       25,270
  Accumulated (deficit).................................................................      (3,154)      (2,062)
  Cumulative foreign currency translation adjustment....................................        (129)        (207)
                                                                                          -----------  -----------
      Total stockholders' equity........................................................      21,594       23,008
                                                                                          -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................   $  59,208    $  62,424
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE THREE MONTHS
                                                                                             ENDED
                                                                                    ------------------------
                                                                                     APRIL 30,    APRIL 30,
                                                                                       1997         1998
                                                                                    -----------  -----------

                                                                                      $'000'S      $'000'S
                                                                                    (UNAUDITED)  (UNAUDITED)
REVENUES
Services..........................................................................   $   8,196    $  16,437
Products..........................................................................      10,428       10,267
                                                                                    -----------  -----------
                                                                                        18,624       26,704
                                                                                    -----------  -----------
Cost of Services..................................................................       4,148        7,629
Cost of Products..................................................................       8,881        8,534
                                                                                    -----------  -----------
                                                                                        13,029       16,163
                                                                                    -----------  -----------
GROSS PROFIT
Services..........................................................................       4,048        8,808
Products..........................................................................       1,547        1,733
                                                                                    -----------  -----------
                                                                                         5,595       10,541
                                                                                    -----------  -----------
OPERATING EXPENSES
  Selling, general and administrative expenses....................................       4,355        8,004
  Depreciation....................................................................         195          294
  Amortization....................................................................         211          422
                                                                                    -----------  -----------
  Total operating expenses........................................................       4,761        8,720
                                                                                    -----------  -----------
INCOME BEFORE INTEREST, INCOME TAXES:                                                      834        1,821
  Interest income.................................................................          78           68
  Interest expense................................................................         (71)        (209)
                                                                                    -----------  -----------
INCOME BEFORE INCOME TAXES:                                                                841        1,680
INCOME TAXES......................................................................         210          588
                                                                                    -----------  -----------
NET INCOME........................................................................   $     631    $   1,092
                                                                                    -----------  -----------
NET INCOME PER COMMON SHARE (BASIC)...............................................   $    0.10    $    0.15
NET INCOME PER COMMON SHARE (DILUTED).............................................   $    0.09    $    0.13

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                                        FOREIGN
                                                  COMMON STOCK                         CURRENCY
                                            -------------------------   ACCUMULATED   TRANSLATION
                                              SHARES       AMOUNT        (DEFICIT)    ADJUSTMENT       TOTAL
                                            ----------  -------------  -------------  -----------  -------------
BALANCE, JANUARY 31, 1998.................   7,051,317  $  24,877,386  $  (3,153,766) $  (129,437) $  21,594,183

Net income for period (unaudited).........      --           --            1,092,118      --           1,092,118
Share options exercised...................     100,000        400,000       --            --             400,000
Foreign currency translation adjustment...      --           --             --            (77,705)       (77,705)
                                            ----------  -------------  -------------  -----------  -------------
BALANCE, APRIL 30, 1998 (UNAUDITED).......   7,151,317  $  25,277,386  $  (2,061,648) $  (207,142) $  23,008,596
                                            ----------  -------------  -------------  -----------  -------------
                                            ----------  -------------  -------------  -----------  -------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOR THE THREE
                                                                                                MONTHS ENDED
                                                                                          ------------------------
                                                                                           APRIL 30,    APRIL 30,
                                                                                             1998         1998
                                                                                          -----------  -----------

                                                                                            $'000'S      $'000'S
                                                                                          (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................   $     631    $   1,092
Adjustments to reconcile net income to net cash provided (used) by operating activities
  Depreciation..........................................................................         195          294
  Amortization..........................................................................         211          422
  Gain on disposal of fixed assets......................................................         (23)          (8)
  Decrease (increase) in accounts receivable............................................       1,446       (2,093)
  (Increase) in inventories.............................................................        (694)      (1,218)
  (Increase) in prepaid expenses........................................................        (148)        (151)
  Increase in income taxes..............................................................          75          242
  Decrease (increase) in other current assets...........................................          43         (140)
  Decrease in deferred income tax.......................................................         136          323
  (Decrease) increase in accounts payable...............................................        (619)         503
  (Decrease) increase in accrued liabilities............................................        (394)         276
  (Decrease) in deferred revenue........................................................      (1,608)        (455)
                                                                                          -----------  -----------
    Net cash used by operating activities...............................................        (749)        (913)
                                                                                          -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment.................................................................        (223)        (401)
  Proceeds from disposal of equipment...................................................          26            8
  Acquisition of subsidiaries...........................................................        (987)        (569)
  Investment in and advances to equity investee.........................................          (2)      --
  (Increase) decrease in other assets...................................................          (1)          14
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................      (1,187)        (948)
                                                                                          -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in lines of credit-bank......................................................       2,206        1,453
  Repayment of notes payable............................................................      --               (5)
  Payments of capital lease obligations.................................................        (197)        (142)
  Net proceeds from exercise of share options...........................................      --              400
                                                                                          -----------  -----------
    Net cash from (used by) financing activities........................................       2,009        1,706
                                                                                          -----------  -----------
  Effect of exchange rate changes on cash...............................................         (22)         (78)
                                                                                          -----------  -----------
NET (DECREASE) INCREASE IN CASH.........................................................          51         (233)
Cash at beginning of period.............................................................       6,653        4,586
                                                                                          -----------  -----------
Cash at end of period...................................................................   $   6,704    $   4,353
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Cash paid for interest expense..........................................................   $      71    $     209
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF BUSINESS

    4Front Technologies, Inc. and subsidiaries (the "Company" or "4 Front") is a leading provider of information technology solutions, which consist of specialized computer services and complementary products, primarily to blue chip corporations and government authorities in the United Kingdom and, to a growing extent, in Continental Europe. The Company's solutions include hardware maintenance, help desk support, network servers, specialized software services and products and the supply of high-end storage systems.

NOTE 2--BASIS OF PRESENTATION

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, the changes in stockholders' equity and cash flows of 4Front Technologies, Inc. for the interim periods presented.

    The results of the three months ended April 30, 1998 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1998.

NOTE 3--ADOPTION OF NEW STANDARDS

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

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                      ----------------------------
                                                                                        APRIL 30,      APRIL 30,
                                                                                          1997           1998
                                                                                      -------------  -------------

                                                                                       (UNAUDITED)    (UNAUDITED)
BASIC EARNINGS PER SHARE
Net income..........................................................................   $   630,676    $ 1,092,118
                                                                                      -------------  -------------
Weighted Average Number of Common Shares outstanding................................     6,514,747      7,060,108
                                                                                      -------------  -------------
Net income per Common Share Basic...................................................   $      0.10    $      0.15
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3--ADOPTION OF NEW STANDARDS (CONTINUED)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                      ----------------------------
                                                                                        APRIL 30,      APRIL 30,
                                                                                          1997           1998
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)    (UNAUDITED)
DILUTED EARNINGS PER SHARE
Net income..........................................................................   $   630,676    $ 1,092,118
                                                                                      -------------  -------------
Weighted Average Number of Common Shares outstanding................................     6,514,747      7,060,108
Additional Shares to be Issued upon Assumed Exercise of Options and Warrants........       487,000      3,417,305
Shares Hypothetically Repurchased at the Average Market Price with the Proceeds of
  Exercise..........................................................................      (506,049)     1,824,487
                                                                                      -------------  -------------
Adjusted Shares for Dilution........................................................     6,695,698      8,652,926
                                                                                      -------------  -------------
    Net income per Common Share Diluted.............................................   $      0.09    $      0.13
                                                                                      -------------  -------------
                                                                                      -------------  -------------

NOTE 4--INVENTORIES

    Inventories consist of the following:

                                                                 JANUARY 31,      APRIL 30,
                                                                    1998            1998
                                                               ---------------  -------------
                                                                                 (UNAUDITED)
Computer hardware............................................     $  11,702       $  13,074
Computer software............................................            20               9
Work in progress.............................................           130             104
                                                                    -------     -------------
                                                                  $  11,852       $  13,187
                                                                    -------     -------------
                                                                    -------     -------------

NOTE 5--INCOME TAXES

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

    The Company has provided income tax for the three months ended April 30, 1998 of $588,064 on the profits of its operations, and for the three months to April 30, 1997 $210,225.

NOTE 6--COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in shareholders' equity (except those arising from transactions with others) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive income was $609,148 and $1,014,413 for the three months ended April 30, 1997 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading provider of information technology solutions, which consist of specialized computer services and complementary products primarily to blue chip corporations and government authorities in the United Kingdom and, to a growing extent, in Continental Europe. The Company's solution include hardware maintenance, help desk support, network services, specialized software services and products and the supply of high-end storage systems.

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

    Because of the effect upon the Company's results of operations for the year ended January 31, 1998 of acquisitions made during that period, direct comparison of the Company's results of operations for the periods ended April 30, 1997 and April 30, 1998 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THE THREE MONTHS ENDED APRIL 30,
  1997

REVENUES

    Revenues for the three months ended April 30, 1998 were $26.7 million, an increase of $8.1 million, or approximately 43.4% compared to $18.6 million for the three months ended April 30, 1997. Revenues from services were $16.4 million, or 61.6% of the total revenue, with revenues from the supply of products at $10.3 million, or 38.4% of the total revenues. In the comparable period of the prior year, Product revenues were 56.0% of the total revenues and supply of services were 44% of the total revenues.

GROSS PROFIT

    Gross profit for the three months ended April 30, 1998 was $10.5 million, an increase of $4.9 million, or 88.4% compared to $5.6 million for the three months ended April 30, 1997. Gross margin increased from 30.0% for the three months ended April 30, 1997 to 39.5% for the three months ended April 30, 1998. This increase in gross margin arose primarily as a result of the significant internal growth of the services busienss which has higher margins than the products business. Gross profit for services increased 117.6% from $4.0 million for the three months ended April 30, 1997 to $8.8 million for the three months ended April 30, 1998. Gross profit for products increased 12.0% from $1.5 million for the three months ended April 30, 1997 to $1.7 million for the three months to April 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $8.0 million, an increase of $3.6 million, or 83.8% compared to $4.4 million for the three months ended April 30, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 29.9% from 23.4% in the three months ended April 30,

1998. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three months ended April 30, 1998 was $716,000, an increase of $310,000, or 76.4% compared to $406,000 for the three months ended April 30, 1997. This increase arose principally from the acquisitions of Firstpoint acquired in September 1997. Depreciation was $294,000, an increase of $99,000 or 50.8%, from $195,000 for the prior period. Amortization of goodwill from acquisitions was $422,000, an increase of $212,000, or 100.5%, from $211,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions.

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES AND SHARE OF
  RESULTS IN EQUITY INVESTEE

    Income before interest expense and income taxes for the three months ended April 30, 1998 was $1.8 million, an increase of $987,000, or 118.3%, as compared to $834,000 for the three months ended April 30, 1997. As a percentage of revenues, income before interest expense and income taxes increased to 6.8% in the three months ended April 30, 1998 as compared to 4.5% for the three months ended April 30, 1997. Neither period was affected by the equity investee.

    IBIT before depreciation and amortization ("IBITDA") increased for the three months ended April 30, 1998 to $2.54 million from $1.24 million for the three months ended April 30, 1997 an increase of $1.3 million or 104.6%. As a percentage of revenues, IBITDA increased to 9.5% for the three month period ended April 30, 1998 from 6.7% for the comparable period ended April 30, 1997.

INTEREST

    Interest expense for the three months ended April 30, 1998 was an increase of $138,000 or 194.3% compared to $71,000 for the three months ended April 30, 1997, arising from higher utilization of bank lines of credit during the period. Interest income decreased from $78,000 for the three months ended April 30, 1997 to $68,000 a decrease of $10,000, arising from lower cash balances on hand during the quarter.

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

    As of April 30, 1998, the Company had lines of credit with UK, French and Belgian banks in the amount of L2.6 million ($4.3 million). As of April 30, 1998 $3.8 million was outstanding.

    The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

    The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum. At April 30, 1998, $2.9 million under this agreement was outstanding.

    Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of April 30, 1998 were $18,000. These outstanding advances do not bear interest, and are payable on demand.

    The Company's working capital increased from $1.0 million surplus at January 31, 1998 to a surplus of $2.2 million at April 30, 1998.

    Net cash used by operating activities during the three months ended April 30, 1998 was $913,000, which reflected the net effect of an increase in net accounts payable, accrued liabilities, and inventories and a decrease in deferred revenues. Net cash used by investing activities was $948,000, for the three months ended April 30, 1998, primarily reflecting cash used for the purchase of equipment and the payment of deferred consideration on the acquisition of Firstpoint. Net cash provided by financing activities was $1.7 million for the three months ended April 30, 1998, resulting primarily from increase of bank lines of credit and payments of outstanding obligations and the receipts from stock options which were exercised during the period.

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

                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Change In Securities
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

               (a) Exhibit 27
               (b) Reports on Form 8-K
               Not Applicable

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

May 25, 1998                    4FRONT TECHNOLOGIES, INC.

                                By:            /s/ STEPHEN MCDONNELL
                                     -----------------------------------------
                                                 Stephen McDonnell
                                              CHIEF FINANCIAL OFFICER