Form 10-Q
period 1998-07-31
4FRONT TECHNOLOGIES INC
filed 1998-09-08
CIK 91649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

MARK ONE [1]

  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the Registrant's classes of Common Stock at August 28, 1998 was 10,593,067 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                SIX AND THREE MONTH PERIODS ENDED JULY 31, 1998

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 1998 and
  July 31, 1998 (unaudited).............................................................................            1

Condensed Consolidated Statements of Operations for the six and three month periods ended July 31, 1997
  and 1998 (unaudited)..................................................................................            3

Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended July 31,
  1998 (unaudited)......................................................................................            4

Condensed Consolidated Statements of Cash Flows for the six and three month periods ended July 31, 1997
  and 1998 (unaudited)..................................................................................            5

Notes to the Condensed Consolidated Financial Statements................................................            6

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          JANUARY 31,   JULY 31,
                                                                                             1998         1998
                                                                                          -----------  -----------
                                                                                                         $'000'S
                                                                                            $'000'S    (UNAUDITED)
CURRENT ASSETS:
  Cash..................................................................................   $   4,586    $  31,240
  Accounts receivable, net of allowance for doubtful accounts of $452,000 and $504,000
    respectively........................................................................      18,357       19,007
  Deposits..............................................................................          49           50
  Inventories...........................................................................      11,852       14,205
  Prepaid expenses......................................................................       1,835        2,141
  Income taxes receivable...............................................................          17           17
  Other current assets..................................................................         219          342
                                                                                          -----------  -----------
    Total current assets................................................................      36,915       67,002

PROPERTY AND EQUIPMENT, net.............................................................       2,855        3,099

INTANGIBLE ASSETS, net..................................................................      16,935       15,977

DEFERRED INCOME TAX.....................................................................       2,402        1,705

OTHER ASSETS............................................................................         101           85
                                                                                          -----------  -----------
TOTAL ASSETS............................................................................   $  59,208    $  87,868
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          JANUARY 31,   JULY 31,
                                                                                             1998         1998
                                                                                          -----------  -----------
                                                                                                         $'000'S
                                                                                            $'000'S    (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable......................................................................   $  16,279    $  15,650
  Accrued liabilities...................................................................       4,027        3,816
  Stockholder advances..................................................................          18           18
  Lines of credit-bank..................................................................       2,309       --
  Notes payable.........................................................................       2,858        2,478
  Capital lease obligations, current portion............................................         482          479
  Income taxes payable..................................................................       1,273        1,868
  Deferred revenue......................................................................       8,728        7,260
                                                                                          -----------  -----------
    Total current liabilities...........................................................      35,974       31,569

CAPITAL LEASE OBLIGATIONS,
  less current portion..................................................................         497          450
  long term liabilities.................................................................       1,143          369
                                                                                          -----------  -----------
TOTAL LIABILITIES.......................................................................      37,614       32,388
                                                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001, 5,000,000 shares authorized. No shares issued or
    outstanding.........................................................................      --           --
  Common stock, par value $.001, 30,000,000 shares authorized 7,051,317 and 10,593,067
    shares issued and outstanding, respectively.........................................           7           11
  Additional paid-in capital............................................................      24,870       56,561
  Accumulated (deficit).................................................................      (3,154)        (826)
  Cumulative foreign currency translation adjustment....................................        (129)        (266)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      21,594       55,480
                                                                                          -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................   $  59,208    $  87,868
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                           --------------------------  --------------------------
                                                             JULY 31,      JULY 31,      JULY 31,      JULY 31,
                                                               1997          1998          1997          1998
                                                             $`000'S       $`000'S       $`000'S       $`000'S
                                                           ------------  ------------  ------------  ------------
                                                           (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
REVENUES
Services.................................................   $    8,313    $   16,677    $   16,509    $   33,114
Products.................................................       10,507        10,738        20,935        21,005
                                                           ------------  ------------  ------------  ------------
                                                                18,820        27,415        37,444        54,119
                                                           ------------  ------------  ------------  ------------
Cost of Services.........................................        3,789         7,671         7,937        15,300
Cost of Products.........................................        8,933         8,920        17,814        17,454
                                                           ------------  ------------  ------------  ------------
                                                                12,722        16,591        25,751        32,754
                                                           ------------  ------------  ------------  ------------
GROSS PROFIT
Services.................................................        4,524         9,006         8,572        17,814
Products.................................................        1,574         1,818         3,121         3,551
                                                           ------------  ------------  ------------  ------------
                                                                 6,098        10,824        11,693        21,365
                                                           ------------  ------------  ------------  ------------
OPERATING EXPENSES
  Selling, general and administrative expenses...........        4,688         8,074         9,042        16,078
  Depreciation...........................................          222           292           417           586
  Amortization...........................................          230           428           441           850
                                                           ------------  ------------  ------------  ------------
  Total operating expenses...............................        5,140         8,794         9,900        17,514
                                                           ------------  ------------  ------------  ------------
INCOME BEFORE INTEREST, INCOME TAXES:                              958         2,030         1,793         3,851
  Interest income........................................           85           108           162           176
  Interest expense.......................................         (140)         (210)         (211)         (419)
                                                           ------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES:                                        903         1,928         1,744         3,608
INCOME TAXES                                                       226           693           436         1,281
                                                           ------------  ------------  ------------  ------------
NET INCOME                                                  $      677    $    1,235    $    1,308    $    2,327
                                                           ------------  ------------  ------------  ------------
NET INCOME PER COMMON SHARE (BASIC)                         $     0.10    $     0.15    $     0.20          0.30
NET INCOME PER COMMON SHARE (DILUTED)                       $     0.10    $     0.12    $     0.19    $     0.25

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

                              STOCKHOLDERS' EQUITY

                                                                                               FOREIGN
                                                        COMMON STOCK                          CURRENCY
                                                 ---------------------------   ACCUMULATED   TRANSLATION
                                                    SHARES        AMOUNT        (DEFICIT)    ADJUSTMENT       TOTAL
                                                 ------------  -------------  -------------  -----------  --------------
BALANCE, JANUARY 31, 1998......................     7,051,317  $  24,877,386  $  (3,153,766) $  (129,437) $   21,594,183
Net income for period (unaudited)..............       --            --            1,092,118      --            1,092,118
Share options exercised........................       100,000        400,000       --            --              400,000
Foreign currency translation adjustment........       --            --             --            (77,705)        (77,705)
                                                 ------------  -------------  -------------  -----------  --------------
BALANCE, APRIL 30, 1998 (UNAUDITED)............     7,151,317     25,277,386     (2,061,648)    (207,142)     23,008,596
                                                 ------------  -------------  -------------  -----------  --------------
Net income for period (unaudited)..............       --            --            1,235,273      --            1,235,273
Share options exercised........................       486,458      2,062,207       --            --            2,062,207
Net proceeds from issuance of Common Stock.....     2,955,292     29,232,116       --            --           29,232,116
Foreign currency translation adjustment........       --            --             --            (58,650)        (58,650)
                                                 ------------  -------------  -------------  -----------  --------------
BALANCE, JULY 31, 1998 (UNAUDITED).............    10,593,067  $  56,571,709  $    (826,375) $  (265,792) $   55,479,542
                                                 ------------  -------------  -------------  -----------  --------------
                                                 ------------  -------------  -------------  -----------  --------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE SIX MONTHS ENDED
                                                           FOR THE THREE MONTHS ENDED   ---------------------------
                                                           ---------------------------                   JULY 31,
                                                           JULY 31, 1998  JULY 31,1997  JULY 31, 1998      1997
                                                           -------------  ------------  -------------  ------------
                                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................    $     677     $    1,235     $   1,308     $    2,327
Adjustments to reconcile net income to net cash provided
  (used) by operating activities
  Depreciation...........................................          222            292           418            586
  Amortization...........................................          230            428           441            850
  Loss (gain) on disposal of fixed assets................            3             28           (20)            20
  Decrease in deferred income tax........................           27            374           163            697
  (Increase) decrease in accounts receivable.............         (427)         1,443         1,019           (650)
  Decrease (increase) in deposits........................       --                 (1)           (1)            (1)
  (Increase) decrease in inventories.....................           24         (1,017)         (670)        (2,235)
  (Increase) in prepaid expenses.........................         (142)          (155)         (290)          (306)
  Increase in income taxes...............................          173            353           247            595
  (Increase) decrease in other current assets............         (102)            17           (58)          (123)
  (Decrease) in accounts payable.........................         (698)          (797)       (1,317)          (294)
  (Decrease) in accrued liabilities......................         (157)          (487)         (551)          (211)
  Increase (decrease) in deferred revenue................          717         (1,196)         (891)        (1,651)
                                                                ------    ------------       ------    ------------
  Net cash provided (used) by operating activities.......          547            517          (202)          (396)
                                                                ------    ------------       ------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment..................................         (373)          (230)         (596)          (631)
  Proceeds from disposal of equipment....................           64             40            90             48
  Acquisition of subsidiaries............................         (241)          (367)       (1,228)          (936)
  Investment in and advances to equity investee..........          145         --               143         --
  (Increase) decrease in other assets....................       --                  2            (2)            16
                                                                ------    ------------       ------    ------------
  Net cash used by investing activities..................         (405)          (555)       (1,593)        (1,503)
                                                                ------    ------------       ------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in lines of credit-bank............         (935)        (3,762)        1,271         (2,309)
  Repayment of notes payable.............................       --               (374)       --               (379)
  Payments of capital lease obligations..................         (191)          (175)         (388)          (317)
  Net proceeds from issuance of common stock.............       --             29,232        --             29,232
  Net proceeds from exercise of warrants/options.........            6          2,062             6          2,462
                                                                ------    ------------       ------    ------------
  Net cash from (used by) financing activities...........       (1,120)        26,983           889         28,689
                                                                ------    ------------       ------    ------------
Effect of exchange rate changes on cash..................            5            (58)          (16)          (136)
NET (DECREASE) INCREASE IN CASH..........................         (973)        26,887          (922)        26,654
Cash at beginning of period..............................        6,704          4,353         6,653          4,586
                                                                ------    ------------       ------    ------------
Cash at end of period....................................    $   5,731     $   31,240     $   5,731     $   31,240
                                                                ------    ------------       ------    ------------
                                                                ------    ------------       ------    ------------
Cash paid for interest expense...........................    $     140     $      210     $     211     $      419
                                                                ------    ------------       ------    ------------
                                                                ------    ------------       ------    ------------
Cash paid for income taxes...............................    $  --         $   --         $  --         $   --
                                                                ------    ------------       ------    ------------
                                                                ------    ------------       ------    ------------

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

    The results of the three and six months ended July 31, 1998 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1998.

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3--ADOPTION OF NEW STANDARDS (CONTINUED)

                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                        JULY 31, 1997  JULY 31, 1998  JULY 31,1997   JULY 31, 1998
                                                        -------------  -------------  -------------  -------------
                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

BASIC EARNINGS PER SHARE

Net income............................................  $     677,029  $   1,235,273  $   1,307,705  $   2,327,391
                                                        -------------  -------------  -------------  -------------
Weighted Average Number of Common Shares
  outstanding.........................................      6,514,747      8,248,129      6,514,747      7,650,276
                                                        -------------  -------------  -------------  -------------
Net income per Common Share Basic.....................  $        0.10  $        0.15  $        0.20  $        0.30
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
DILUTED EARNINGS PER SHARE
Net income............................................  $     677,029  $   1,235,273  $  13,705,705  $   2,327,391
                                                        -------------  -------------  -------------  -------------
Weighted Average Number of Common Shares
  outstanding.........................................      6,514,747      8,248,129      6,514,747      7,650,276
Additional Shares to be Issued upon Assumed Exercise
  of Options and Warrants.............................      1,880,800      3,113,305        604,500      3,113,305
Shares Hypothetically Repurchased at the Average
  Market Price with the Proceeds of Exercise..........     (1,618,941)    (1,451,099)      (381,772)    (1,561,427)
                                                        -------------  -------------  -------------  -------------
Adjusted Shares for Dilution..........................      6,776,606      9,910,335      6,737,475      9,202,154
                                                        -------------  -------------  -------------  -------------
Net income per Common Share Diluted...................  $        0.10  $        0.12  $        0.19  $        0.25
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

NOTE 4--INVENTORIES

    Inventories consist of the following:

                                                                                      JANUARY 31,      JULY 31,
                                                                                         1998            1998
                                                                                    ---------------  ------------
                                                                                                     (UNAUDITED)
Computer hardware.................................................................     $  11,702      $   14,094
Computer software.................................................................            20               9
Work in progress..................................................................           130             102
                                                                                         -------     ------------
                                                                                       $  11,852      $   14,205
                                                                                         -------     ------------
                                                                                         -------     ------------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

    The Company has provided income tax for the six months ended July 31, 1998 of $1.3 million on the profits of its operations, and for the six months to July 31, 1997 $435,901.

NOTE 6--COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income-(loss) generally encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive income was $1,296,912 and $2,191,036 for the six months ended July 31, 1997 and 1998, respectively.

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

    Because of the effect upon the Company's results of operations for the year ended January 31, 1998 of acquisitions made during that period, direct comparison of the Company's results of operations for the periods ended July 31, 1997 and July 31, 1998 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 COMPARED WITH THE THREE MONTHS ENDED JULY 31,
  1997

REVENUES

    Revenues for the three months ended July 31, 1998 were $27.4 million, an increase of $8.6 million, or approximately 45.7% compared to $18.8 million for the three months ended July 31, 1997. This growth came from the acquisition of Firstpoint and Eurosystems and from organic growth of the services business. Revenues from services were $16.7 million, or 60.8% of the total revenue, with revenues from the supply of products at $10.7 million, or 39.2% of the total revenues. In the comparable period of the prior year, Service revenues were 44.2% of the total revenues and Products revenues were 55.8 % of total revenues.

GROSS PROFIT

    Gross profit for the three months ended July 31, 1998 was $10.8 million, an increase of $4.7 million, or 77.5% compared to $6.1 million for the three months ended July 31, 1997. This growth came from the acquisitions of Firstpoint and Eurosystems and from organic growth of the services business. Gross margin increased from 32.4% for the three months ended July 31, 1997 to 39.5% for the three months ended July 31, 1998. Gross profit for services increased 99.0% from $4.5 million for the three months ended July 31, 1997 to $9.0 million for the three months ended July 31, 1998. Gross profit for products increased 15.5% from $1.6 million for the three months ended July 31, 1997 to $1.8 million for the three months to July 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $8.1 million, an increase of $3.4 million, or 72.2% compared to $4.7 million for the three months ended July 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 29.5% from 24.9% in the three months ended July 31, 1998. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three months ended July 31, 1998 was $720,000, an increase of $270,000, or 59.7% compared to $452,000 for the three months ended July 31, 1997. This increase arose principally from the acquisitions of Firstpoint acquired in September 1997. Depreciation was $292,000, an increase of $70,000 or 31.5%, from $222,000 for the prior period. Amortization of goodwill from acquisitions was $428,000, an increase of $198,000, or 86.1%, from $230,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions.

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE AND INCOME TAXES

    Income before interest expense and income taxes ("IBIT") for the three months ended July 31, 1998 was $2.0 million, an increase of $1.1 million, or 111.9%, as compared to $958,000 for the three months ended July 31, 1997. As a percentage of revenues, income before interest expense and income taxes increased to 7.4% in the three months ended July 31, 1998 as compared to 5.1% for the three months ended July 31, 1997.

    IBIT before depreciation and amortization ("IBITDA") increased for the three months ended July 31, 1998 to $2.75 million from $1.41 million for the three months ended July 31, 1997 an increase of $1.34 million or 95.0%. As a percentage of revenues, IBITDA increased to 10.0% for the three month period ended July 31, 1998 from 7.5% for the comparable period ended July 31, 1997.

INTEREST

    Interest expense for the three months ended July 31, 1998 was $210,000, an increase of $70,000 or 50% compared to $140,000 for the three months ended July 31, 1997, arising from higher utilization of bank lines of credit during the period. Interest income increased from $85,000 for the three months ended July 31, 1997 to $108,000 an increase of $23,000, arising from higher cash balances on hand during the quarter.

SIX MONTHS ENDED JULY 31, 1998 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1997

REVENUES

    Revenues for the six months ended July 31, 1998 were $54.1 million, an increase of $16.7 million, or approximately 44.5% compared to $37.4 million for the six months ended July 31, 1997, this growth came from the acquisitions of Firstpoint and Eurosystems and the remainder from organic growth of the services business. Revenues from services were $33.1 million, or 61.1% of the total revenue, with revenues from the supply of products at $21.0 million, or 38.9% of the total revenues. In the comparable period of the prior year, Service revenues were 44.1% of the total revenues and supply of products were 55.9% of the total revenues.

GROSS PROFIT

    Gross profit for the six months ended July 31, 1998 was $21.4 million, an increase of $9.7 million, or 82.7% compared to $11.7 million for the six months ended July 31, 1997, this growth came from the acquisitions of Firstpoint and Eurosystems and from organic growth of the services business. Gross margin increased from 31.2% for the six months ended July 31, 1997 to 39.5% for the six months ended July 31, 1998. Gross profit for services increased 107.8% from $8.6 million for the six months ended July 31, 1997 to $17.8 million for the six months to July 31, 1998. Gross profit for products increased 13.8% from $3.1 million for the six months ended July 31, 1997 to $3.6 million for the six months ended July 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $16.1 million, an increase of $7.0 million, or 77.8% compared to $9.1 million for the six months ended July 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 29.7% from 24.1% in the six months ended July 31, 1997. Selling general and administrative expenses increased primarily as a result of the acquisition of Firstpoint and Eurosystems.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the six months ended July 31, 1998 was $1.4 million, an increase of $578,000, or 67.4% compared to $858,000 for the six months ended July 31, 1997. This increase arose principally from the acquisitions of Firstpoint and Eurosystems. Depreciation was $586,000, an increase of $169,000 or 40.5%, from $417,000 for the prior period. Amortization of goodwill from acquisitions was $850,000, an increase of $409,000, or 92.7%, from $441,000 for the comparable period. An amortization period of ten years is utilized with respect to acquisitions.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES

    Income before interest expense and income taxes ("IBIT") for the six months ended July 31, 1998 was $3.9 million, a increase of $2.1 million, or 114.8%, as compared to $1.8 million for the six months ended July 31, 1997, the majority of this growth came from the acquisitions of Firstpoint and Eurosystems and the remainder from organic growth of the services business. As a percentage of revenues, IBIT increased to 7.1% in the six months ended July 31, 1998 as compared to 4.8% for the six months ended July 31, 1997.

    IBIT before depreciation and amortization increased for the six months ended July 31, 1998 to $5.3 million from $2.7 million for the six months ended July 31, 1997 an increase of $2.6 million or 99.4%, the majority of this growth came from the acquisitions of Firstpoint and Eurosystems and the remainder from organic growth of the services business. As a percentage of revenues, IBITDA increased to 9.8% for the six month period ended July 31, 1998 from 7.1% for the comparable period ended July 31, 1997.

INTEREST

    Interest expense for the six months ended July 31, 1998 was $419,000, an increase of $208,000 or 98.6% compared to $211,000 for the six months ended July 31, 1997, arising from higher utilization of bank lines of credit during the period. Interest income increased from $162,000 for the six months ended July 31, 1997 to $176,000.

LIQUIDITY AND CAPITAL RESOURCES

    On July 2, 1998, the Company completed a secondary public offering (the "Offering") of 3,425,000 shares of the Company's Common Stock at a price of $11.00 per share. As a result of this offering the Company raised net proceeds of $31.3 million.

    As of July 31, 1998, the Company had lines of credit with UK, French and Belgian banks in the amount of L2.6 million ($4.3 million). As of July 31, 1998, these facilities were not utilized by the Company. The Company repaid $3.8 million of utilized funding during the three months ended July 31, 1998 from proceeds from the Offering.

    The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

    The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum. At July 31, 1998, $2.5 million under this agreement was outstanding.

    Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of July 31, 1998 were $18,000. These outstanding advances do not bear interest, and are payable on demand.

    The Company's working capital increased from $1.0 million at January 31, 1998 to $35.4 million at July 31, 1998. $31.7 million of this increase arose from the funds from the Offering, together with the cash received from exercises of options. The remaining $3.7 million arose from the Company's profitability during the period.

    Net cash used by operating activities during the six months ended July 31, 1998 was $396,000, which reflected the net effect of an increase in net accounts payable, accrued liabilities, and inventories and a decrease in deferred revenues. Net cash used by investing activities was $1.5 million, for the six months ended July 31, 1998, primarily reflecting cash used for the purchase of equipment and the payment of deferred consideration on the acquisition of Firstpoint. Net cash provided by financing activities was $28.7 million for the six months ended July 31, 1998, resulting primarily from decrease of bank lines of credit and payments of outstanding obligations and the receipts from the Offering and stock options which were exercised during the period.

    The Company believes that the net cash flows from operations and borrowing availability under its credit facilities and net cash proceeds of the Company's recent offering, will satisfy the Company's anticipated working capital requirements through at least the next twelve months. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's stockholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected.

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

September 2, 1998