Form 10-Q
period 1998-10-31
4FRONT TECHNOLOGIES INC
filed 1998-12-11
CIK 91649

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

                 For the quarterly period ended October 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from .................... to ..............

                          Commission File Number 0-8345
                           ---------------------------

                            4FRONT TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                               84-0675510
          --------                                               ----------
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

The number of shares outstanding of each of the Registrant's classes of Common Stock at November 30, 1998 was 10,593,067 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 1.           Financial Statements


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

               Nine and Three Month Periods Ended October 31, 1998




                                TABLE OF CONTENTS
                                -----------------


                                                                                     Page
                                                                                    Number
                                                                                    ------
        CONSOLIDATED FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of January 31, 1998
       and October 31, 1998 (unaudited)                                                1

       Condensed Consolidated Statements of Operations for the
       nine and three month periods ended October 31, 1997 and 1998
       (unaudited)                                                                     3

       Condensed Consolidated Statements of Changes in Stockholders'
       Equity for the nine months ended October 31, 1998 (unaudited)                   4

       Condensed Consolidated Statements of Cash Flows for the
       nine and three month periods ended October 31, 1997 and 1998
       (unaudited)                                                                     5

       Notes to the Condensed Consolidated Financial Statements                        6

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                  January 31,              October 31,
                                                                     1998                      1998
                                                                  -----------              -----------
                                                                   $ `000's                 $ `000's
                                                                                           (unaudited)

CURRENT ASSETS:
         Cash                                                     $   4,586                 $  26,786
         Accounts receivable, net of allowance
           for doubtful accounts of $452,000 and
           $573,000 respectively                                     18,357                    36,714
         Deposits                                                        49                        53
         Inventories                                                 11,852                    18,569
         Prepaid expenses                                             1,835                     3,832
         Income taxes receivable                                         17                        17
         Other current assets                                           219                       392
                                                                  -----------               -----------

                  Total current assets                               36,915                    86,363

PROPERTY AND EQUIPMENT, net                                          2,855                     3,814

INTANGIBLE ASSETS, net                                               16,935                    21,330

DEFERRED INCOME TAX                                                   2,402                     4,272

OTHER ASSETS                                                            101                        88
                                                                  -----------               -----------


TOTAL ASSETS                                                      $  59,208                 $ 115,867
                                                                  -----------               -----------
                                                                  -----------               -----------

















           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 January 31,              October 31,
                                                                    1998                     1998
                                                                 -----------              -----------
                                                                  $ `000's                 $ `000's
                                                                                          (unaudited)
CURRENT LIABILITIES:
         Accounts payable                                      $     16,279                 $  26,836
         Accrued liabilities                                          4,027                    13,026
         Stockholder advances                                            18                        18
         Lines of credit-bank                                         2,309                        --
         Notes payable                                                2,858                     4,187
         Capital lease obligations, current portion                     482                       470
         Income taxes payable                                         1,273                     2,465
         Deferred revenue                                             8,728                    10,996
                                                               ------------             --------------

                  Total current liabilities                          35,974                    57,998

CAPITAL LEASE OBLIGATIONS, less current
                           portion                                      497                       611
                           long term liabilities                      1,143                        --
                                                               ------------             --------------

TOTAL LIABILITIES                                                    37,614                    58,609
                                                               ------------             --------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.001, 5,000,000
           shares authorized.  No shares issued or
           outstanding                                                   --                        --
         Common stock, par value $.001, 30,000,000
           shares authorized 7,051,317 and 10,593,067
           shares issued and outstanding, respectively                    7                        11
         Additional paid-in capital                                  24,870                    56,561
         Accumulated (deficit)                                       (3,154)                      792
   Cumulative foreign currency translation adjustment                  (129)                     (106)
                                                               ------------             --------------

                  Total stockholders' equity                         21,594                    57,258
                                                               ------------             --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                          $    59,208                $  115,867
                                                               ------------             --------------
                                                               ------------             --------------


           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended         For The Nine Months Ended
                                                        October 31,      October 31,      October 31,       October 31,
                                                        -----------      -----------      -----------       -----------
                                                           1997              1998             1997             1998
                                                           ----              ----             ----             ----
                                                          $ `000's         $ `000's         $ `000's         $ `000's
                                                        (unaudited)      (unaudited)      (unaudited)       (unaudited)

REVENUES
Services                                                $   12,947       $   22,982        $   29,456        $   56,096
Products                                                     8,491           14,664            29,426            35,669
                                                        ----------       ----------        ----------        ----------
                                                            21,438           37,646            58,882            91,765
                                                        ----------       ----------        ----------        ----------

Cost of Services                                             6,623           10,423            14,561            25,723
Cost of Products                                             6,913           12,332            24,727            29,786
                                                        ----------       ----------        ----------        ----------
                                                            13,536           22,755            39,288            55,509
                                                        ----------       ----------        ----------        ----------
GROSS PROFIT
Services                                                     6,324           12,559            14,895            30,373
Products                                                     1,578            2,332             4,699             5,883
                                                        ----------       ----------        ----------        ----------
                                                             7,902           14,891            19,594            36,256
                                                        ----------       ----------        ----------        ----------

OPERATING EXPENSES

         Selling, general and administrative expenses        6,041           11,550            15,082            27,628
         Depreciation                                          251              411               669               997
         Amortization                                          317              538               758             1,388
                                                        ----------       ----------        ----------        ----------
         Total operating expenses                            6,609           12,499            16,509            30,013
                                                        ----------       ----------        ----------        ----------

INCOME BEFORE INTEREST AND INCOME
TAXES:                                                       1,293            2,392             3,085             6,243

         Interest income                                        47              351               209               527
         Interest expense                                     (244)            (186)             (455)             (605)
                                                        ----------       ----------        ----------        ----------

INCOME BEFORE INCOME TAXES:                                  1,096            2,557             2,839             6,165

INCOME TAXES                                                   274              939               710             2,219
                                                        ----------       ----------        ----------        ----------

NET INCOME                                              $      822       $    1,618        $    2,129        $    3,946
                                                        ----------       ----------        ----------        ----------

NET INCOME PER COMMON SHARE (Basic)                     $     0.13       $     0.16        $     0.33        $     0.46

NET INCOME PER COMMON SHARE (Diluted)                   $     0.11       $     0.14        $     0.31        $     0.39






           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY




                                                                                     Foreign
                                            Common Stock                             Currency
                                         -------------------        Accumulated     Translation
                                         Shares        Amount        (Deficit)      Adjustment         Total
                                         ------        ------      -------------    ------------   ------------

Balance, January 31, 1998               7,051,317   $ 24,877,386   $ (3,153,766)    $ (129,437)    $ 21,594,183

Net income for
 period (unaudited)                            --             --       1,092,118            --        1,092,118
Share options exercised                   100,000        400,000              --            --          400,000
Foreign currency
 translation adjustment                        --             --              --       (77,705)         (77,705)
                                       ----------   ------------   -------------    ----------     ------------

Balance, April 30, 1998                 7,151,317     25,277,386      (2,061,648)     (207,142)      23,008,596
(unaudited)                            ----------   ------------   -------------    ----------     ------------

Net income for
 period (unaudited)                            --             --       1,235,273            --        1,235,273
Share options exercised                   486,458      2,062,207              --            --        2,062,207
Net proceeds from issuance
 of Common Stock                        2,955,292     29,232,116              --            --       29,232,116
Foreign currency
 translation adjustment                         -             --              --       (58,650)         (58,650)
                                       ----------   ------------   -------------    ----------     ------------

Balance, July 31, 1998                 10,593,067     56,571,709        (826,375)     (265,792)      55,479,542
(unaudited)
                                       ----------   ------------   -------------    ----------      -----------
Net income for
 period (unaudited)                            --             --       1,618,087            --        1,618,087
Foreign currency
 translation adjustment                        --             --              --       159,635          159,635
                                       ----------   ------------   -------------    ----------      -----------

Balance, October 31, 1998              10,593,067   $ 56,571,709   $     791,712    $ (106,157)    $ 57,257,264
(unaudited)                            ----------   ------------   -------------    ----------     ------------
                                       ----------   ------------   -------------    ----------     ------------




           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                              4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Three Months Ended         For the Nine Months Ended
                                                        October 31,     October 31,       October 31,       October 31,
                                                        -----------     -----------       -----------       -----------
                                                           1997            1998              1997              1998
                                                           ----            ----              ----              ----
                                                        (unaudited)     (unaudited)       (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $    822       $    1,618         $   2,129        $   3,946
Adjustments to reconcile net income to net cash
provided (used) by operating activities
    Depreciation                                               251              411               669              997
    Amortization                                               317              538               758            1,388
    Loss (gain) on disposal of fixed assets                     22               27                 3               47
    Decrease in deferred income tax                            119              484               282            1,181
    (Increase) decrease in accounts receivable                (190)          (9,640)              829          (10,290)
    (Increase) in deposits                                      (1)              (3)               (1)              (4)
    (Increase) in inventories                                 (509)          (2,502)           (1,179)          (4,737)
    (Increase) decrease in prepaid expenses                    142             (358)             (148)            (664)
    Increase in income taxes                                   103              597               350            1,192
    (Increase) in other current assets                         (33)             (50)              (92)            (173)
    (Decrease) increase in accounts payable                  1,314            1,824                (3)           1,530
    (Decrease) increase in accrued liabilities                (294)           1,976              (845)           1,765
    Increase (decrease) in deferred revenue                 (1,325)           1,915            (2,216)             264
                                                          ---------      ----------         ----------       ---------
    Net cash provided (used) by operating activities           738           (3,163)              536           (3,558)
                                                          ---------      ----------         ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                      (65)            (266)             (661)            (897)
    Proceeds from disposal of equipment                         67               27               157               75
    Acquisition of subsidiaries                             (5,152)          (2,717)           (6,380)          (3,653)
    Investment in and advances to equity investee               --               --               143               --
    (Increase) decrease in other assets                         (2)              (2)               (4)              13
                                                          ---------      ----------         ----------       ---------
    Net cash used by investing activities                   (5,152)          (2,958)           (6,745)          (4,462)
                                                          ---------      ----------         ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in lines of credit-bank               (646)              --               625           (2,309)
    Proceeds from notes payable                                  -            1,708                --            1,329
    Payments of capital lease obligations                     (200)            (200)             (588)            (517)
    Net proceeds from issuance of common stock                  --               --                --           29,232
    Net proceeds from exercise of warrants/options               75              --                81            2,462
                                                          ---------      ----------         ----------       ---------

    Net cash from (used by) financing activities              (771)           1,508               118           30,197
                                                          ---------      ----------         ----------       ---------

Effect of exchange rate changes on cash                         34              159                18               23
                                                          ---------      ----------         ----------       ---------
NET (DECREASE) INCREASE IN CASH                             (5,151)          (4,454)           (6,073)          22,000
Cash at beginning of period                                  5,731           31,240             6,653            4,586
                                                          ---------      ----------         ----------       ---------
Cash at end of period                                     $    580       $   26,786         $     580        $  26,786
                                                          ---------      ----------         ----------       ---------
                                                          ---------      ----------         ----------       ---------
Cash paid for interest expense                            $    244       $      186         $     455        $     605
                                                          ---------      ----------         ----------       ---------
                                                          ---------      ----------         ----------       ---------


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

         The results of the three and nine months ended October 31, 1998 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended
January 31, 1998.

NOTE 3 - ADOPTION OF NEW STANDARDS

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ADOPTION OF NEW STANDARDS (Contd)

                                                       For the Three Months Ended        For the Nine Months Ended
                                                      October 31,      October 31,      October 31,       October 31,
                                                      -----------      -----------      -----------       -----------
                                                          1997             1998             1997             1998
                                                          ----             ----             ----             ----
                                                       (unaudited)      (unaudited)      (unaudited)       (unaudited)

    Basic Earnings Per Share

    Net income                                        $    821,974     $  1,618,087     $    2,129,679    $  3,945,478
                                                      ------------     ------------     --------------    -------------

    Weighted Average Number of Common Shares
      outstanding                                        6,521,734       10,593,067         6,517,620        8,631,206
                                                      ------------     ------------     --------------    -------------

    Net income per Common Share Basic                        $0.13            $0.15            $0.33             $0.46
                                                      ------------     ------------     --------------    -------------
                                                      ------------     ------------     --------------    -------------

    Diluted Earnings Per Share

    Net income                                        $    821,974     $  1,618,087     $   2,129,679     $  3,945,478
                                                      ------------     ------------     --------------    -------------

    Weighted Average Number of Common Shares
      outstanding                                        6,521,734       10,593,067         6,517,620        8,631,206
    Additional Shares to be Issued upon Assumed
      Exercise of Options and Warrants                   3,154,350        3,269,705         1,874,800        3,269,705
    Shares Hypothetically Repurchased at the Average
      Market Price with the Proceeds of Exercise        (2,038,658)      (2,045,750)       (1,453,390)      (1,907,612)
                                                      ------------     ------------     --------------    -------------

    Adjusted Shares for Dilution                         7,637,426       11,817,022         6,939,030        9,993,299
                                                      ------------     ------------     --------------    -------------

    Net income per Common Share Diluted               $       0.11     $       0.14     $       0.31      $       0.39
                                                      ------------     ------------     --------------    -------------
                                                      ------------     ------------     --------------    -------------

NOTE 4 - INVENTORIES

Inventories consist of the following:                          January 31, 1998           October 31, 1998
                                                              ------------------          ----------------
                                                                                             (unaudited)

         Computer hardware                                           $ 11,702               $  18,453
         Computer software                                                 20                       9
         Work in progress                                                 130                     107
                                                                     --------               ---------
                                                                     $ 11,852               $  18,569
                                                                     --------               ---------
                                                                     --------               ---------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company has provided income tax for the nine months ended October 31, 1998 of $2.2 million on the profits of its operations, and for the nine months to October 31, 1997 $0.9 million.

NOTE 6 - COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income-(loss) generally encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive income was $2,147,507 and $3,968,758 for the nine months ended October 31, 1997 and 1998, respectively.

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

         The Company has grown rapidly due, in large part, to acquisitions. K2 Systems Plc, Xanadu Systems Ltd ("Xanadu"), and CI Support Limited, were acquired in fiscal 1995, Compass Computer Group ("Compass") was acquired in fiscal 1996, Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") were acquired in fiscal 1997 and Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. In the third quarter of fiscal 1999, the Company acquired the 100% of Memorex Telex Italy ("Memorex") from its then shareholders and Decision Systems ("Decision Systems") in France from the official receivers in France. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions.

         Because of the effect upon the Company's results of operations for the year ended January 31, 1998 of acquisitions made during that period and the current fiscal year, direct comparison of the Company's results of operations for the periods ended October 31, 1997 and October 31, 1998 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.


Results of Operations


Three months ended October 31, 1998 compared with the three months ended October 31, 1997

Revenues

         Revenues for the three months ended October 31, 1998 were $37.6 million, an increase of $16.2 million, or approximately 75.6% compared to $21.4 million for the three months ended October 31, 1997. This growth came from the acquisitions of Eurosystems, Decision Systems and Memorex and from organic growth of the services and products businesses. Revenues from services were $23.0 million, or 61.0% of the total revenue, with revenues from the supply of products at $14.6 million, or 39.0% of the total revenues. In the comparable period of the prior year, Service revenues were 60.4% of the total revenues and Products revenues were 39.6 % of total revenues.

Gross Profit

         Gross profit for the three months ended October 31, 1998 was $14.9 million, an increase of $7.0 million, or 88.4% compared to $7.9 million for the three months ended October 31, 1997. This growth came from the acquisitions of Eurosystems, Decision Systems and Memorex and from organic growth of the services and products businesses. Gross margin increased from 36.9% for the three months ended October 31, 1997 to 39.6% for the three months ended
October 31, 1998. Gross profit for services increased 99.0% from $6.3 million for the three months ended October 31, 1997 to $12.6 million for the three months ended October 31, 1998. Gross profit for products increased 47.8% from $1.6 million for the three months ended October 31, 1997 to $2.3 million for the three months to October 31, 1998.

Selling, General and Administrative

         Selling, general and administrative expenses were $11.6 million, an increase of $5.5 million, or 91.2% compared to $6.1 million for the three months ended October 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 30.7% from 28.2% for the three months ended October 31, 1998. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended October 31, 1998 was $950,000, an increase of $380,000, or 66.7% compared to $570,000 for the three months ended October 31, 1997. This increase arose principally from the acquisitions of Firstpoint acquired in September 1997, Decision Systems and Memorex both acquired in the quarter to October 31, 1998. Depreciation was $411,000, an increase of $160,000 or 63.7%, from $251,000 for the prior period. Amortization of goodwill from acquisitions was $538,000, an increase of $221,000, or 69.7%, from $317,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions.

Income (Loss) Before Interest Income and Expense and Income Taxes

         Income before interest expense and income taxes ("IBIT") for the three months ended October 31, 1998 was $2.4 million, an increase of $1.1 million, or 85.0%, as compared to $1.3 million for the three months ended October 31, 1997. As a percentage of revenues, income before interest expense and income taxes increased to 6.4% in the three months ended October 31, 1998 as compared to 6.0% for the three months ended October 31, 1997.

         IBIT before depreciation and amortization ("IBITDA") increased for the three months ended October 31, 1998 to $3.3 million from $1.9 million for the three months ended October 31, 1997 an increase of $1.48 million or 125.7%. As a percentage of revenues, IBITDA increased to 8.9% for the three month period ended October 31, 1998 from 8.7% for the comparable period ended October 31, 1997.

Interest

         Interest expense for the three months ended October 31, 1998 was $186,000, a decrease of $58,000 or 23.8% compared to $244,000 for the three months ended October 31, 1997, arising from lower utilization of bank lines of credit during the period. Interest income increased from $47,000 for the three months ended October 31, 1997 to $351,000 an increase of $304,000, arising from higher cash balances on hand during the quarter.


Nine months ended October 31, 1998 compared with the nine months ended October 31, 1997


Revenues

         Revenues for the nine months ended October 31, 1998 were $91.8 million, an increase of $32.9 million, or approximately 55.9% compared to $58.9 million for the nine months ended October 31, 1997, this growth came from the acquisitions of Eurosystems, Decision Systems and Memorex and the remainder from organic growth of the services and products businesses. Revenues from services were $56.1 million, or 61.1% of the total revenue, with revenues from the supply of products at $35.7 million, or 38.9% of the total revenues. In the comparable period of the prior year, Service revenues were 50.0% of the total revenues and supply of products were 50.0% of the total revenues.

Gross Profit

         Gross profit for the nine months ended October 31, 1998 was $36.3 million, an increase of $16.7 million, or 85.0% compared to $19.6 million for the nine months ended October 31, 1997, this growth came from the acquisitions of Eurosystems, Decision Systems and Memorex and from organic growth of the services and products businesses. Gross margin increased from 33.3% for the nine months ended October 31, 1997 to 39.5% for the nine months ended October 31, 1998. Gross profit for services increased 103.9% from $14.9 million for the nine months ended October 31, 1997 to $30.4 million for the nine months to October 31, 1998. Gross profit for products increased 25.2% from $4.7 million for the nine months ended October 31, 1997 to $5.9 million for the nine months ended October 31, 1998.

Selling, General and Administrative

         Selling, general and administrative expenses were $27.6 million, an increase of $12.5 million, or 83.2% compared to $15.1 million for the nine months ended October 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 30.1% from 25.6% in the nine months ended October 31, 1997. Selling general and administrative expenses increased primarily as a result of the acquisition of Firstpoint, Eurosystems, Decision Systems and Memorex.

Depreciation and Amortization

         Depreciation and amortization expense for the nine months ended October 31, 1998 was $2.4 million, an increase of $1.0 million, or 67.1% compared to $1.4 million for the nine months ended October 31, 1997. This increase arose principally from the acquisitions of Firstpoint, Eurosystems, Decision Systems and Memorex. Depreciation was $997,000, an increase of $328,000 or 49.0%, from $669,000 for the prior period. Amortization of goodwill from acquisitions was $1.4 million, an increase of $630,000, or 83.1%, from $758,000 for the comparable period. An amortization period of ten years is utilized with respect to acquisitions.

Income Before Interest Expense and Income Taxes

         Income before interest expense and income taxes ("IBIT") for the nine months ended October 31, 1998 was $6.2 million, a increase of $3.1 million, or 102.4%, as compared to $3.1 million for the nine months ended October 31, 1997, the majority of this growth came from the acquisitions of Firstpoint, Eurosystems, Decision Systems and Memorex and the remainder from organic growth of the services business. As a percentage of revenues, IBIT increased to 6.8% in the nine months ended October 31, 1998 as compared to 5.2% for the nine months ended October 31, 1997.

         IBIT before depreciation and amortization increased for the nine months ended October 31, 1998 to $8.6 million from $4.5 million for the nine months ended October 31, 1997 an increase of $4.1 million or 91.2%, the majority of this growth came from the acquisitions of Firstpoint, Eurosystems, Decision Systems and Memorex and the remainder from organic growth of the services business. As a percentage of revenues, IBITDA increased to 9.4% for the nine month period ended October 31, 1998 from 7.7% for the comparable period ended October 31, 1997.

Interest

         Interest expense for the nine months ended October 31, 1998 was $605,000, an increase of $150,000 or 33.0% compared to $455,000 for the nine months ended October 31, 1997, arising from higher utilization of bank lines of credit during the period. Interest income increased from $209,000 for the nine months ended October 31, 1997 to $527,000 due to the increased cash on hand resulting from the Company's offering in July 1998.

Liquidity and Capital Resources

         On July 2, 1998, the Company completed a secondary public offering (the "Offering") of 3,425,000 shares of the Company's Common Stock, including 2,955,292 shares which were sold by the Company, at a price of $11.00 per share. As a result of this offering the Company raised net proceeds of $31.3 million.

         As of October 31, 1998, the Company had lines of credit with UK, French, Belgian and Italian banks in the aggregate amount of (pound)7.6 million ($12.8 million). As of October 31, 1998, these facilities were not utilized by the Company. The Company repaid $2.3 million of utilized funding during the nine months ended October 31, 1998 from proceeds from the Offering.

         The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

         The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum. At October 31, 1998, $4.2 million under this agreement was outstanding.

         Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of October 31, 1998 were $18,000. These outstanding advances do not bear interest, and are payable on demand.

         The Company's working capital increased from $1.0 million at January 31, 1998 to $28.4 million at October 31, 1998. This increase arose principally from the funds from the Offering, together with the cash received from exercises of options.

         Net cash used by operating activities during the nine months ended October 31, 1998 was $3.6 million, which reflected the net effect of an increase in net accounts payable, accrued liabilities, inventories and deferred revenues. The majority of this utilisation comes from the injection of working capital into the newly acquired business of Memorex Telex in Italy and Decision Systems in France where large injection of cash funds were made in keeping with the Company's acquisition strategy. Net cash used by investing activities was $4.5 million, for the nine months ended October 31, 1998, primarily reflecting cash used for the purchase of equipment and the acquisitions of Decision Systems and Memorex. Net cash provided by financing activities was $30.2 million for the nine months ended October 31, 1998, resulting primarily from decrease of bank lines of credit and payments of outstanding obligations and the receipts from the Offering and stock options which were exercised during the period.

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





December 2, 1998                                     4FRONT TECHNOLOGIES, INC.



                                                     By: /s/ Stephen McDonnell
                                                     -------------------------

                                                     Stephen McDonnell
                                                     Chief Financial Officer