Form 10-K
period 1999-01-31
4FRONT TECHNOLOGIES INC
filed 1999-04-29
CIK 91649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                                For the fiscal year ended January 31, 1999
                                                    OR

      / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______________ TO ______________

                         Commission File Number 0-8345

                            ------------------------

                           4FRONT TECHNOLOGIES, INC.
                                  [LOGO]

                 (Exact name of registrant as specified in its charter)

                DELAWARE                               84-0675510
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                       6300 SOUTH SYRACUSE WAY, SUITE 293
                           ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 721 7341
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 27, 1999, the registrant had 10,708,483 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of April 27, 1999, was approximately $89,787,000 as of the close of business on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO A FISCAL YEAR OF THE COMPANY REFER TO THE TWELVE MONTH PERIOD ENDING ON JANUARY 31 OF THAT YEAR. THEREFORE, FISCAL 1999 REFERS TO THE TWELVE MONTH PERIOD ENDING JANUARY 31, 1999.

    4Front Technologies, Inc., ("4Front" or "the Company") is a leading European provider of information technology ("IT") and outsourcing solutions, which consist of a range of specialized computer services and complementary products, primarily to blue chip corporations and government authorities in the United Kingdom ("UK") and in Continental Europe. 4Front's services and solutions include hardware maintenance, help desk support, training, network services, specialized software solutions and the supply of high-end storage systems. 4Front's customers include British Petroleum, British Telecom, Telecom Italia, Computer Sciences Corporation, Dupont, IBM, Cegedim, Renault, Energis, Pfizer, Cariplo, JP Morgan and the UK Ministry of Defence.

    The Company's revenues have grown from approximately $11.2 million in fiscal 1995 to over $148 million in fiscal 1999, principally through strategic acquisitions that have furthered the expansion of its existing operations, complemented by organic growth. During that period, pre-tax income increased from $645,000 to $9.4 million.

    Accelerating technological advancement, migration of organizations toward multivendor distributed networks, and increased globalization of corporate activity have contributed to a significant increase in the sophistication and interdependency of corporate computing systems. The Company believes that the desire by corporations to focus upon their core activities while enjoying the benefits of such multivendor distributed networks, together with increasing skill shortages within the IT industry, have led them increasingly to rely upon specialist outsourcing service organizations such as the Company to support the development and maintenance of their IT systems.

    The UK computer services market, the fastest growing in Europe, is currently estimated at $22 billion annually, according to the 1999 Holway Report on Software and Computing Services in Europe (the "Holway Report"). The UK market grew by an estimated 24% in 1998. The Western European computer services market is currently estimated at $110 billion, according to the Holway Report. This market grew by an estimated 13% between 1998 and 1999. Both the UK and the Western European computer services markets remain highly fragmented, with no single company serving more than 6% of the respective markets.

    The Company's objective is to leverage its existing position in the UK and Continental Europe to become one of the major independent providers of IT and outsourcing solutions in Europe. The key elements of the Company's strategy are to (i) leverage and promote the "4Front" brand, (ii) increase client penetration, (iii) further expand the range of services and products offered,
(iv) continue to build and expand the Company's market position in the UK and Continental Europe and (v) pursue strategic acquisitions and alliances.

OVERVIEW OF THE UK AND EUROPEAN INFORMATION TECHNOLOGY MARKET

    Historically, large UK and European organizations satisfied IT requirements through mainframe or stand-alone midrange systems utilizing hardware and software produced by a single original equipment manufacturer ("OEM"). Maintenance, support and development of these systems were usually provided directly by the OEMs or, in certain instances, by an organization's in-house technical support staff. However, developments over recent years have resulted in a movement by many organizations away from this traditional reliance on OEMs and in-house technical support staff towards outsourced solutions provided by independent suppliers of multivendor computer hardware maintenance and technology support services.

    European computing environments have become increasingly complex primarily as a result of the migration of large organizations from centralized computing environments characterized by single vendor systems to a decentralized, geographically diverse environment characterized by multivendor and multisystem distributed networks. This has resulted in greater expense and substantial inefficiencies for organizations in developing and supporting their computer systems. The introduction of the Euro, E-Commerce and the problems posed by the need for Year 2000 compliance, are further factors which add to this growing complexity.

    As a result of these factors, organizations are increasingly turning towards outsourced IT solutions. Historically, some customers sought the help of OEMs to address their computer service needs. The Company believes that customers are now reluctant to outsource computer services directly to OEMs, which may be perceived as favoring the OEMs' respective product lines. In addition, the complexity and customization of mission critical corporate computing systems typically exceed the expertise of most horizontal integrators and value added resellers ("VARs").

    As a result, business and government organizations are increasingly looking to third-party vendors employing skilled IT professionals to develop, install and manage complex customized information and communication systems and to provide applications software and comprehensive solutions for their information systems needs. These organizations are also turning to third-party vendors to provide IT services in order to maximize the effectiveness of their in-house systems and personnel. In addition, the personal computer market is growing rapidly throughout Europe and home computer users are increasingly looking for sources of support and advice.

THE 4FRONT SOLUTION

    The Company is a leading provider of a wide range of IT and outsourcing solutions and services and complementary products which are not typically offered together by most VARs and horizontal distributors. 4Front's solutions include hardware maintenance, help desk support, training, network services, specialized software services and products and the supply of high-end storage systems. In addition, because it is independent, the Company is able to offer products from a range of OEMs and is therefore not viewed by its customers as favoring one OEM's product over another, except on the basis of quality. The Company combines strong technical expertise, innovation and "best of breed" products in order to design and implement customized IT solutions.

    The Company reviews its service and product offerings on a continuous basis in order to ensure that it is able to provide the most advanced and cost-effective solutions. The services and products offered by the Company are designed primarily to enhance the effectiveness of, rather than replace, in-house MIS departments, thereby creating a partnership approach and an incentive to utilize the services and products of the Company. The partnership principle is a key aspect of the Company's working relationship with its customers.

SERVICE AND PRODUCTS

    4Front is a leading provider of IT and outsourcing solutions, which consist of a range of specialized computer services and complementary products, primarily to blue chip corporations and government authorities in the UK and in Continental Europe. Although the Company's solutions support a broad range of computing environments, the Company's main area of focus is the network and distributed computing market. The Company customizes its solutions to meet its clients' needs. The services and products that the Company provides are as follows:

                                                                                                               STORAGE
     HARDWARE             HELP DESK             MANAGED              NETWORK             SOFTWARE            SYSTEMS AND
    MAINTENANCE           SERVICES             SERVICES             SERVICES             SOLUTIONS            PRODUCTS
-------------------  -------------------  -------------------  -------------------  -------------------  -------------------
- Repair Services    - Software Support   - Consulting/Project - Design             - Financial          - Mass Storage
 - Client Server                          Management                                Packages             - Disk
 - Desktop           - Network Support                         - LAN and Server                          - Custom
   Computers                              - Software Upgrade/  Implementation       - Customized         - RAID
 - Storage Systems   - Internet Support   Integration                               Solutions            - Tape
 - Peripherals                                                 Integration
 - Network Devices   - Intranet Support   - Asset Management                        - Project Costing    - Build to Order
 - Point of Sale                                               - Storage            Software             PCs and Storage
   Equipment         - Corporate          - Education          Management
                                          Services
                     - On-site                                                      - E-Commerce &
- On-site            - Remote             - Install/Roll Out   - Remote             Internet
 Engineering                                                   Management           Sourcing
                     - Retail             - Business
                                          Continuity/
                                          Disaster
                                          Recovery

HARDWARE MAINTENANCE

    The Company is the fourth largest independent hardware maintenance company in the UK, the second largest in France and is in the top ten in both Italy and Belgium. 4Front provides full on-site multivendor maintenance and support services through a team of field service engineers supported by technical repair specialists. The Company's maintenance services focus primarily on the server, desktop and EPOS (Electronic Point of Sale) markets. Unlike most in-house IT departments, 4Front can service mission critical installations by providing guaranteed response times and 24 hours a day support, 7 days a week. Services are co-ordinated from national call centers in London, Paris, Milan and Brussels.

    4Front is ISO 9002 certified and supports the majority of the industry leading hardware platforms including IBM, Compaq, Siemens, Sun, Hewlett-Packard, Dell, as well as networking products and associated peripherals from suppliers such as Bay Networks and Cisco. The Company provides maintenance and support under service contracts with terms ranging typically from one to three years. During fiscal 1999, these contracts had renewal rates of approximately 85%. Customers that the Company currently provides hardware maintenance services to include IBM, Computer Sciences Corporation, Halliburton, Brown & Root and Cegedim, among others. The Company also repairs and refurbishes computer parts and assemblies for service customers and for OEMs, VARs and other third-party maintenance companies.

HELP DESK SERVICES

    4Front provides a range of help desk services both to corporate customers, and through alliances with major retailers, to the retail PC market. The Company's principal help desk operations are provided and directed from the Company's National Call Centers in North and West London. Services are provided in English, French and German and include web-based problem resolution.

    For corporate customers, 4Front provides help desk services which are tailored to the specific requirements of the customer. The service can range from a remote off-site help desk support service for a designated number of corporate users to a complete "Enterprise Help Desk" providing a single point of contact for all computer problems. Depending on the customer's requirements, the help desk service can be run from the Company's own offices or can be located on-site at the customer's premises. The Company's help desk services can provide call response and logging, fault diagnosis, first line support, call priority, liaison with in-house services or third party sources, back up from 4Front's own centralized support staff, and management of the call to final resolution. Because the Company is not tied to a specific vendor, the Company makes recommendations without the limitations imposed by close affiliation to a particular manufacturer. The Company's customers for this service include London Borough of Tower Hamlets, N.M. Rothschild and Pfizer, among others.

    The Company provides telephonic help desk services on behalf of its retail clients directly to individual home computer users 24 hours a day, 7 days a week. The service is offered either under the Company's "4Help" brand or under the name of the Company's corporate customer. The Company typically provides services to end-users for periods ranging from 90 days to one year and typically charges retailers a price per unit basis. The Company currently has agreements to provide help desk services to customers of leading UK service providers and computer retailers including British Telecom, Tiny, the leading UK computer retailer, PC World Direct, the leading UK catalog retailer, and John Lewis, a leading UK private department store chain.

NETWORK SERVICES

    4Front offers its corporate and government customers a comprehensive range of enterprise-wide network solutions and services encompassing network design, installation, integration, monitoring and support, remote network management and network training. The Company offers web sourcing services to its clients. In addition to offering complete solutions, 4Front may supply specific individual network services, including cabling. The Company is one of a limited number of companies approved by British Telecom as a Category 5 and 6 installer and is a British Telecom cabling and installation partner. 4Front has expertise in a diverse range of specialized areas of wide and local area networking, including network communications (voice and data) and interconnectivity, remote access, multi-platform integration, Internet and Intranet technology, and enterprise-wide storage solutions. In meeting its customers' network requirements the Company supplies both network services and network products. These include hardware, software, network computers, cabling and storage products. 4Front has a wide range of network product and service accreditations from vendors such as British Telecom, Compaq, IBM, Intel, Microsoft, Cisco, Novell, Shiva, Sun and 3Com. The Company provides these services under contracts which vary in length and content depending on the services provided. Customers that utilize these services include Dupont, Energis and Royal Sun Alliance, among others.

MANAGED SERVICES

    4Front also provides a range of managed services to its corporate customers. These services include training, special project management, enterprise-wide roll-out programs, system and software upgrades, Year 2000 consultation and business continuity/disaster recovery services. The Company provides these services under contracts which vary in length and content depending on the services provided. The Company provides these services to the French Ministry of Agriculture, HM Treasury and JP Morgan, among others.

SOFTWARE SOLUTIONS

    The Company supplies and supports financial application software for corporate and government customers. The software is either proprietary to the Company or is a customized version of software produced by outside vendors. The Company's proprietary software products include a specialized project accounting product for the construction industry, an asset and property management product used by health trusts and municipalities and a project costing product used by corporations and municipalities. The Company is expanding its product range with particular focus on web-based and E-Commerce products.

    The sale of software involves a substantial service element, consequently, the Company typically provides its customers with pre-sales software and technical consultation, business analysis, software specification, software development and supply, implementation, training, project management and software support and upgrades.

    The Company also supplies products by Sage Tetra, a UK software company, which specializes in software for accounting, distribution and inventory control. This software is typically customized by the Company for specific vertical markets, including the telesales, technology distribution and government markets.

    The Company typically licenses software and provides integration services to its clients, which include Alcatel Data Networks, DTZ Debenham Thorpe, one of the UK's leading chartered surveyors, and Discovery Channel.

STORAGE SYSTEMS AND PRODUCTS

    4Front is one of the UK's leading distributors of high-end storage systems. The Company is the leading distributor of Seagate Technology's high capacity disc drives in Europe, IBM's high capacity disc drives in the UK and Sony's high capacity tape products in the UK. The Company has also developed a focused range of its own brand products which are marketed under the V2 brand name. These include a complete range of build to order or customized PCs as well as a range of storage subsystems. The Company markets these products to OEMs, system integrators and VARs in the UK.

CUSTOMERS

    The Company's customers are mainly large and medium sized national and multinational companies and government authorities. The following is a representative list of the Company's customers, each of which contributed in excess of $100,000 in revenues for fiscal 1999:

FINANCE              INDUSTRIAL                    RETAIL
Societe Generale     Pfizer                        Tiny Computers
Credit Agricole      Renault                       John Lewis
Cariplo              ENI                           Disney Stores

TELECOMMUNICATIONS   CONSTRUCTION/ENGINEERING      POINT OF SALE
British Telecom      Halliburton, Brown & Root     Asda
Energis              Costain                       House of Fraser
Telecom Italia       Taylor Woodrow                Alldays

INSURANCE            OEM/OUTSOURCERS               GOVERNMENT
Legal & General      Misys                         French Ministry of
Royal Sun Alliance   Computer Sciences             Agriculture
Sedgwicks            Corporation                   Italian Ministry of Justice
                     IBM                           UK Ministry of Defence

    No single customer accounted for more than 5% of the Company's revenues in any of the last three fiscal years.

SALES AND MARKETING

    The Company markets services and products as part of a systems solution to its clients and emphasizes its ability to provide highly qualified personnel to implement these solutions cost effectively. Sales of services are predominantly made directly to the corporate and government markets, while the sales of storage systems are predominantly made through sub-distributors and VARs where the Company's products are typically used as elements of a VARs overall solutions.

    The Company's direct sales force is primarily focused on large and multinational corporate customers and is organized by operating groups based on the Company's services and products and also increasingly on a corporate account basis in the case of larger customers. Direct sales channels include field sales, telemarketing and direct mail. At April 27, 1999, the Company had approximately 256 sales and marketing personnel.

    The Company's sales representatives are focused on developing cross-marketing opportunities. The Company promotes activities by scheduling internal sales conferences, paying a portion of compensation based on internal business referrals and maintaining a formal corporate accounts structure.

COMPETITION

    The overall computer services industry is intensely competitive and is composed of hundreds of companies, many of whom have capital, marketing expertise and personnel resources far superior to that of 4Front. The Company competes primarily with a wide range of companies of varying sizes that operate both in the niche markets which the Company serves and in the computer services industry generally. 4Front also competes with larger European computer service and consulting firms.

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

EMPLOYEES

    As of April 27, 1999, the Company employed a total of 1,258 employees consisting of 256 in sales and marketing, 396 in engineering, 334 in technical support and 272 in logistics, management and administration. The Company's French and Italian employees are in some cases represented by a labor union. The Company has not had any work stoppages, strikes, or organization attempts. The Company believes that its employee relations are good.

RISK FACTORS

    FUTURE OPERATING RESULTS UNCERTAIN. Although the Company had net income of $3,069,000 and $5,822,000 in the fiscal years ended January 31, 1998 and 1999, respectively, the Company had a net loss of $2,344,000 in the fiscal year ended January 31, 1997, primarily due to the write down of goodwill in connection with acquisitions, reorganization costs and the write down of the Company's investment in the ActionTrac International partnership. As of January 31, 1999, the Company had accumulated reserves of approximately $2,668,000. The revenue growth rates and profitability experienced by the Company in recent periods may not be indicative of its future growth and profitability and there can be no assurances that the Company will remain profitable. The Company plans to continue to expand its level of operations, resulting in increased fixed costs and operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses, of which there can be no assurance.

    FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS. The Company's quarterly and annual operating results have in the past varied and may in the future vary significantly depending on factors such as the effect of Company acquisitions, the size, timing and recognition of revenue from significant orders, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, budgeting cycles of its customers, seasonality, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates, changes in the outlook for new products and services and general economic factors. In addition, because the gross margins of the Company's services and products have varied in the past and may vary in the future both among themselves and over time, changes in the revenue mix from services and products may affect quarterly operating results. The Company therefore believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Further, it is possible that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

    GROWTH STRATEGY; ACQUISITION OF COMPLEMENTARY BUSINESSES. A significant component of the Company's growth strategy depends on the Company's ability to acquire complementary businesses. The Company faces increasing competition from other potential purchasers when seeking to acquire computer services companies. Although the Company has been successful in acquiring computer services companies, there can be no assurance that suitable additional acquisitions can be identified, consumated or successfully integrated into the Company's operations. The Company has used a combination of cash and Common Stock for acquisitions. In the event that potential acquisition candidates are unwilling to accept the Company's securities as consideration, the Company will be required to use more cash resources to continue its acquisition program. In addition, if sufficient financing is not available as needed on terms acceptable to the Company, the Company's acquisition program could be adversely affected.

    INTEGRATION OF NEW ACQUISITIONS; ABILITY TO MANAGE GROWTH. As a result of both acquisitions and internal growth, the Company has recently experienced a period of rapid growth and expansion. The Company's growth and expansion has placed, and could continue to place, a significant strain on the Company's personnel and other resources. The Company expects to continue to grow primarily by the acquisition of service companies which are complementary to the Company's existing business operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. There can be no assurance that any acquisition will result in long-term benefits to the Company or that the Company's management will be able to effectively manage the resulting businesses. In addition, the Company's future success will depend in part on its ability to manage potentially rapid growth as it makes additional acquisitions. To accommodate this recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its workforce. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's recent growth can be sustained.

    ABILITY TO RESPOND TO TECHNOLOGICAL CHANGE. The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. The Company's future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by IT end-users to multivendor and multisystem computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by IT managers on cost-efficient management. The Company believes these trends have resulted in a movement by both end-users and original equipment manufacturers toward outsourcing and an increased demand for product and support services providers that have the ability to provide a broad range of multivendor product and support services. There can be no assurance these trends will continue into the future. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to achieve these objectives.

    COMPETITION; LIMITED BARRIERS TO ENTRY. The computer services industry is intensely competitive and is composed of literally hundreds of companies, many of which have capital, marketing expertise and personnel resources far superior to that of the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not result in price reductions or other developments in the Company's market which could have a material adverse effect on the Company. In addition, barriers to entry in the markets in which the Company operates are limited, and there can be no assurance that existing or new competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance.

    EXPANSION OF OPERATIONS WITHIN EUROPE. The Company has recently expanded its geographic market beyond the UK by selling its products and services in Europe and is currently generating approximately 45% of its revenue from Continental Europe. The Company's operations within Europe are subject to additional risks associated with international operations such as increased difficulties in protecting intellectual property and application of the rules and regulations of additional jurisdictions. The Company seeks, where appropriate, to enter into relationships with local partners as a way of mitigating the risks of operating in these additional countries. There can be no assurance, however, of the Company's ability to identify prospective local partners or to otherwise overcome the risks associated with geographic expansion.

    DEPENDENCE ON AVAILABILITY, RECRUITMENT AND RETENTION OF TECHNICAL PERSONNEL. The Company depends upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the Company's own personnel needs and the staffing requirements of its clients. Competition for individuals with proven technical skills is intense. The IT industry in general experiences a high rate of attrition of such personnel. The Company competes for such individuals with systems integrators, providers of outsourcing services, temporary personnel agencies, computer systems consultants, clients and potential clients. Many large competitors have recently announced extensive campaigns to hire additional technical personnel. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. Failure to attract and retain sufficient technical personnel would have a material adverse effect on the Company's business, operating results and financial condition.

    FOREIGN EXCHANGE AND RELATED RISKS. The Company markets its products to European and other foreign countries but conducts its business primarily in pounds sterling, French francs and Italian lira. The purchase prices received by the Company for its products will be affected by the foreign exchange rate fluctuations. Changes in the exchange rates between local currencies (in which the Company's business is conducted) and U.S. dollars (in which the Company's financial statements are presented) may significantly affect the results of operations and other financial information concerning the Company as presented in the Company's financial statements. The Company monitors exchange rate fluctuations between local currencies and U.S. dollars and will seek to minimize the risk of such fluctuations when deemed appropriate by entering into hedge transactions in which dollars are bought forward to match obligations as they come due.

    FOREIGN TAX RATES. The Company is subject to taxation in a number of different jurisdictions, including the U.S., the UK, France, Italy and Belgium and, if the Company is successful in further expanding its market in Europe, it may become subject to taxation in additional jurisdictions. In addition, transactions among the Company and its foreign subsidiaries may become subject to U.S. and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the U.S. and are subject to periodic change. The extent, if any, to which the Company will receive credit in the U.S. for taxes paid in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as amended, as well as provisions of any tax treaties which may exist between the U.S. and such foreign jurisdiction. To the extent that the Company expands further into Continental Europe, the effective tax rate on income may increase, due to the higher tax rates in force in many European jurisdictions.

    INTELLECTUAL PROPERTY. Certain of the Company's operations are dependent in part upon their software development methodology and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, non-disclosure and other contractual arrangements, technical measures and copyright and trademark laws to protect its proprietary rights. The Company holds no patents or registered copyrights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in that regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

    DEPENDENCE ON CONTINUED AUTHORIZATION TO RESELL AND PROVIDE MANUFACTURER-AUTHORIZED SERVICES. The Company's future success with IT services and product sales depends in part on its continued authorization as a service provider and its continued status as a certified reseller of certain hardware and software products. Without such sales and service authorizations, the Company would be unable to provide the range of services and products currently offered by the Company. In general, the agreements between the Company and such manufacturers include termination provisions, some of which are immediate. There can be no assurance that such manufacturers will continue to authorize the Company as an approved reseller or service provider, and the loss of one or more of such authorizations could have a material adverse effect on the Company's business, operating results or financial condition.

    DEPENDENCE ON SUPPLIERS. Although the Company has not experienced significant problems with its suppliers of hardware, software and peripherals, there can be no assurance that such relationships will continue or that, in the event of a termination of its relationships with any given supplier, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products and services to its clients. Furthermore, as is typical in the industry, the Company receives credits or allowances from many manufacturers for market development which are used to offset a portion of the Company's cost of products sold. Changes in the availability, structure or timing of these credits or allowances or any material disruption in the Company's supply of products could have a material adverse effect on the Company's business, operating results or financial condition.

    PROJECT RISKS. The nature of the Company's engagements exposes the Company to a variety of risks. Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services or to do so in the time frame required by such client, could result in a claim for substantial damages against the Company, regardless of whether the Company was responsible for such failure. Service providers, such as the Company, are in the business of employing people and placing them in the workplace of other businesses. Therefore, the Company is also exposed to liability with respect to actions taken by its employees while on assignment, such as damages caused by employee errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although the Company maintains general liability insurance coverage, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, operating results and financial condition.

    In addition, the Company has a number of fixed price contracts. If the Company experiences cost overruns and it is not able to pass along such cost overruns to its clients, the Company's business, operating results and financial condition could be materially adversely affected.

    DEPENDENCE ON KEY PERSONNEL. The Company's continued success will depend to a significant extent upon its senior management, including Anil J. Doshi, the Company's Chairman of the Board and Chief Executive Officer, and Mark Ellis, its Vice Chairman and President. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition or operating results. In addition, although the Company has employment agreements with its key employees which contain non-solicitation provisions, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on the Company's business, financial condition or operating results. In the event of the loss of any key employee, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its procedures, practices, new product development or client lists.

    CONCENTRATED OPERATIONS; PROPERTY DAMAGE. The Company operates primarily out of its facilities located in England, France, Italy and Belgium. The Company currently maintains property damage insurance covering its inventory, furniture, equipment, machinery and building, it also maintains business interruption insurance for losses relating to its facilities. Material damage to, or the loss of, the Company's facilities due to fire, severe weather, flood or other acts of God, even if insured against, would have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2. PROPERTIES

    The Company does not own any real property. The Company leases its principal office and warehouse space as follows:

LOCATION                                                   SQUARE FOOTAGE   LEASE EXPIRATION
---------------------------------------------------------  --------------  -------------------
UNITED KINGDOM
Basingstoke..............................................        14,100        September, 1999
Brighton.................................................         5,340         February, 2002
Bristol..................................................         9,800        September, 2006
London...................................................         5,935            April, 2002
Newbury..................................................         7,110        September, 2002
Ruislip..................................................        13,100         February, 2002
Slough...................................................        17,242         December, 2010
Watford..................................................         9,500           August, 2013

FRANCE
Paris (5 locations)......................................       126,950          July, 1999 to
                                                                                  August, 2001
Nantes...................................................         3,320         November, 2001
Lille....................................................         3,180         November, 2001
Lyon.....................................................         2,970         November, 1999

ITALY
Milan....................................................        23,000         December, 2003
Rome.....................................................         7,700        September, 2004
Turin....................................................         3,000            March, 2000
Padova...................................................         2,500          January, 2003

BELGIUM
Brussels.................................................         8,980            March, 2002

UNITED STATES
Englewood, Colorado......................................           500          January, 2004

    The Company's aggregate property lease payments are currently $2.3 million per annum and are subject to reviews during the terms of the various leases.

    The Company's principal corporate offices are located at 6300 South Syracuse Way, Suite 293, Englewood, Colorado 80111, telephone (303) 721-7341. The Company's principal operational offices are located at 57A Hatton Garden, London, EC1N 8JG, England, telephone 011-44-171-269-5800.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "FFTI". From January 3, 1996 to June 15, 1996, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth for the periods indicated the high and low reported sale prices per share of the Common Stock as reported by the Nasdaq National Market since June 16, 1996. From July 8, 1998, the Company's Common Stock is also quoted on the Easdaq market.

YEAR ENDED DECEMBER 31, 1997                                                   HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
  First Quarter............................................................  $    4.38  $    2.75
  Second Quarter...........................................................       5.38       2.63
  Third Quarter............................................................       6.94       3.63
  Fourth Quarter...........................................................      12.75       5.38

YEAR ENDED DECEMBER 31, 1998                                                   HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
  First Quarter............................................................  $   11.25  $    6.88
  Second Quarter...........................................................      14.75      11.25
  Third Quarter............................................................      12.50       5.19
  Fourth Quarter...........................................................      11.06       5.63

    The number of stockholders of record on April 27, 1999, was 1,487. On April 27, 1999, the last reported sale price of the Common Stock, as reported by the Nasdaq National Market, was $9.38 per share.

DIVIDEND POLICY

    4Front has never declared or paid any dividends on its Common Stock. The Company currently anticipates that all future earnings will be retained by the Company to support its growth strategy. Accordingly, 4Front does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. See Item 7.-"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The Company's operating subsidiaries conduct their operations in British pounds sterling (L), French francs (FFR), Belgian francs (BFR) and Italian lira
(LIR). For financial reporting purposes, foreign currencies are converted into U.S. dollars at the prevailing rate as of the date or at the weighted average for the period covered. Unless specifically stated otherwise herein, all conversions of foreign currencies into U.S. dollars referenced in this Annual Report on Form 10-K have been converted using a conversion rate of 1.643 and
1.660 dollars per British pound in respect of operations during the year ended January 31, 1998 and 1999, respectively, and at a rate of 1.633 and 1.646 dollars per British pound in respect of the January 31, 1998 and 1999, balance sheets, respectively, at a conversion rate of 5.90 and 5.86 French francs per U.S. dollar in respect of operations for the years ended January 31, 1998 and 1999, respectively, and of 5.94 and 5.66 for the January 31, 1998 and 1999, balance sheets, respectively, and at a conversion rate of 36.52 and 36.08 Belgian francs per U.S. dollar in respect of operations for the years ended January 31, 1998 and 1999, and 36.52 and 34.78 for the January 31, 1998 and 1999, balance sheets, respectively. Italian lira was converted at a rate of 1,652 and 1,669 per U.S. dollar in respect of operations for the period ended January 31, 1999, and the January 31, 1999, balance sheets, respectively.

                                                               YEARS ENDED JANUARY 31,
                                                -----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                ---------  ---------  ---------  ---------  ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):
Revenues......................................  $  11,240  $  32,249  $  53,015  $  84,145  $ 148,897
Cost of revenues..............................      6,814     20,808     36,018     54,662     90,302
Write down of software development costs......         --        755         --         --         --
                                                ---------  ---------  ---------  ---------  ---------
Gross profit..................................      4,426     10,686     16,997     29,483     58,595
                                                ---------  ---------  ---------  ---------  ---------
Selling general and administrative............      3,565      9,566     13,792     22,796     45,775
Depreciation and amortization.................        216        560        976      2,213      3,427
Write down of goodwill........................         --         --        552         --         --
Reorganization and restructuring costs (2)....         --         --      2,286         --         --
Income (loss) before interest income and
  expense, income taxes, share of results in
  equity investee and write down of
  investments.................................        645        559       (609)     4,474      9,393
Write down of investments.....................         --         --        500         --         --
Share of results in equity investee (3).......         --       (761)      (799)        --         --
Net income (loss).............................  $     355  $    (652) $  (2,344) $   3,069  $   5,822
                                                ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss) per share
  (Basic).....................................  $    0.20  $   (0.24) $   (0.45) $    0.47  $    0.64
Net income (loss) per share
  (Diluted)...................................  $    0.20  $   (0.24) $   (0.45) $    0.43  $    0.56
                                                ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------
Weighted average number of shares:
  Basic.......................................      1,813      2,743      5,170      6,589      9,131
  Diluted.....................................      1,813      2,743      5,170      7,129     10,484

                                                                     JANUARY 31,
                                                -----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Current assets..............................  $   6,588  $  13,464  $  30,349  $  36,915  $ 109,596
  Current liabilities.........................      7,008     14,750     24,763     35,974     86,815
  Total assets................................      9,887     17,943     42,021     59,208    146,272
  Long-term debt (including capital lease
    obligations)..............................         74         93        489        497        780
  Total stockholders' equity..................  $   2,805  $   3,101  $  16,769  $  21,594  $  58,677

------------------------

(1) The Company has grown substantially through acquisitions which materially affect the comparability of the financial data reflected herein. The Selected Consolidated Financial Data includes the results of operations of acquisitions which were acquired effective January 1994, November 1994, April 1995, August 1996, October 1996, September 1997, October 1997, August 1998, September 1998, November 1998 and December 1998, and which were accounted for under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

        AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, income, expenses or other financial items, and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matter are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. See "Item 1--Business--Risk Factors".

OVERVIEW

    The Company has grown rapidly due, in large part, to acquisitions. Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") were acquired in fiscal 1997 and Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. Decision Systems ("DS"), Memorex Telex Italia ("Memorex"), Penagen Training Limited ("Penagen") and I-NEA S.A. ("I-NEA") were acquired in fiscal 1999. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions.

    In the fourth quarter of fiscal 1997, the Company took a charge of $2.3 million which related to the Company's reorganization and restructuring of its maintenance and support services businesses including the reduction of employee headcount. In addition, in the fourth quarter of fiscal 1997, the Company recorded a charge of $552,000, which related to the write down of goodwill resulting from the Xanadu acquisition due to Xanadu's loss of several key contracts. Finally, as a result of the bankruptcy of ActionTrac Inc. on December 24, 1996, the Company took a charge of $1.3 million, consisting of $799,000, which represented the Company's investment in the ActionTrac Joint Venture, a help desk joint venture with ActionTrac Inc., and $500,000, which represented the Company's investment in ActionTrac Inc.

    The Company's operating expenses have increased significantly since fiscal 1997, primarily due to headcount increases as a result of acquisitions and hiring to support revenue growth. Office and general expenses have also increased since fiscal 1997, primarily due to increased expenditures required to support the increased revenues and the expansion through acquisitions in the Company's markets. This category includes expenses for salaries and related costs and associated benefits as well as payroll taxes, sales commission, recruitment fees, training costs, business promotion, market research, advertising and professional fees.

    Because of the effect upon the Company's results of operations for the years ended January 31, 1997, 1998 and 1999, of acquisitions made during those periods, write downs of certain asset carrying values and restructuring and reorganization costs, direct comparison of the Company's results of operations for these periods will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

FISCAL YEAR ENDED JANUARY 31, 1999, COMPARED WITH FISCAL YEAR ENDED JANUARY 31,
  1998

REVENUES

    Revenues for fiscal 1999 were $148.9 million, an increase of $65 million, or approximately 77.0% compared to $84.1 million for fiscal 1998. Approximately $26.9 million of this increase resulted from the Company's acquisitions during fiscal 1999, none of which revenues were included in the Company's results for fiscal 1998. The remaining $37.9 million of this increase came from the growth of the Company's existing businesses, principally in the services division. Services revenues were $93.8 million or 63.0% of total revenues for fiscal 1999, an increase of $48.5 million compared to $45.3 million for fiscal 1998. Products revenues were $55.1 million or 37.0% of total revenues for fiscal 1999, a decrease from 46.2% of total revenues for fiscal 1998.

GROSS PROFIT

    Gross profit for fiscal 1999 was $58.6 million, an increase of $29.1 million, or 98.6% compared to $29.5 million for fiscal 1998. Gross margin increased to 39.4% for fiscal 1999, from 35.0% for fiscal 1998. This increase in gross margin arose primarily as a result of the significant internal growth of the services business which has higher margins than the products business and the inclusion of the Company's 1999 acquisitions. Gross profit for services for fiscal 1999 increased by $26.9 million to $49.7 or 117.9% from $32.8 million for fiscal 1998. Gross margins for services increased in fiscal 1999 to 52.9% from 50.2% in fiscal 1998, resulting from the growth of the Company's existing service business. Gross profit for products increased by $2.2 million or 32.8% to $8.9 million for fiscal 1999 compared to $6.7 million for fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for fiscal 1999 were $45.8 million, an increase of $23.0 million, or 100.8% compared to $22.8 million for fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 30.7% in fiscal 1999, from 27.1% in fiscal 1998. Selling expenses increased to $12.8 million from $8.3 million in line with the expansion of the Company's business. General and administrative expenses increased to $33 million from $14.5 million primarily as a result of the growth in infrastructure necessary to support the expansion of the Company's business.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for fiscal 1999 was $3.4 million, an increase of $1.2 million, or 54.5% compared to $2.2 million for fiscal 1998. This increase arose principally from the acquisitions during the year. Depreciation for fiscal 1999 was $1.5 million, an increase of $0.4 million or 36.4%, from $1.1 million for fiscal 1998. Amortization of goodwill from acquisitions for fiscal 1999 was $1.9 million, an increase of $0.8 million, or 72.7%, from $1.1 million for fiscal 1998.

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES ("IBIT")

    IBIT for fiscal 1999 was $9.4 million, an increase of $4.9 million, as compared to $4.5 million for fiscal 1998. As a percentage of revenues, IBIT increased to 6.3% in fiscal 1999 as compared to 5.3% for fiscal 1998. The increase results primarily from the overall improvement in operating performances by the Company.

INTEREST

    Interest expense for fiscal 1999 was $0.8 million, an increase of $0.2 million, or 33.3% compared to $0.6 million for fiscal 1998. This increase resulted primarily for the increased use of bank lines of credit during fiscal 1999, which were not utilized to the same extent in fiscal 1998. Interest income for fiscal 1999 was $0.8 million, an increase of $0.5 million from $0.3 million in fiscal 1998, due to increased cash on hand due to the Company's public offering.

FISCAL YEAR ENDED JANUARY 31, 1998, COMPARED WITH FISCAL YEAR ENDED JANUARY 31,
  1997

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

GROSS PROFIT

    Gross profit for fiscal 1998 was $29.5 million, an increase of $12.5 million, or 73.5% compared to $17.0 million for fiscal 1997. Gross margin increased to 35.0% for fiscal 1998 from 32.1% for fiscal 1997. This increase in gross margin arose primarily as a result of the significant internal growth of the services business which has higher margins than the products business and the inclusion of Firstpoint's business in the final five months of fiscal 1998. Gross profit for services for fiscal 1998 increased by $10.4 million to $22.8 million or 83.7% from $12.4 million for fiscal 1997. Gross margins for services decreased in fiscal 1998 to 50.2% from 65.1% in fiscal 1997 resulting from the acquisitions of Firstpoint and Datapro, whose margins were historically lower overall than the Company's margins for services. Gross profit for products increased by $2.1 million or 45.9% to $6.7 million for fiscal 1998 compared to $4.6 million for fiscal 1997.

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

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES AND SHARE OF
  RESULTS IN EQUITY INVESTEE ("IBITI")

    IBITI for fiscal 1998 was $4.5 million, an increase of $5.1 million, as compared to a loss of $609,000 for fiscal 1997. As a percentage of revenues, IBITI increased to 5.3% in fiscal 1998 as compared to a negative 1.1% for fiscal 1997. The increase results primarily from the inclusion in fiscal 1997 of a goodwill write down of $552,000, a charge for reorganization and restructuring of $2.3 million, and from the overall improvement in operating performances by the Company. There were no such similar charges in fiscal 1998. IBITI (excluding write downs and reorganization and restructuring costs) for fiscal 1997 was $2.2 million. As a percentage of revenue, IBITI (excluding write downs and reorganization and restructuring costs) was 4.2% in fiscal 1997.

INTEREST

    Interest expense for fiscal 1998 was $632,000, an increase of $335,000, or 112.8% compared to $297,000 for fiscal 1997. This increase resulted primarily for the increased use of bank lines of credit during fiscal 1998, which were not utilized to the same extent in fiscal 1997. Interest income for fiscal 1998 and 1997 was approximately $276,000.

LIQUIDITY AND CAPITAL RESOURCES

    From inception until June 1996, the Company's sources of capital have been cash flows from operations, private placements of securities, primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 9, 1996, the Company completed the sale of a further 450,000 shares pursuant to the underwriters' over-allotment option. As a result of the Offering the Company raised net proceeds of $16.0 million. In July 1998, the Company successfully completed a secondary public offering for the sale of 3,425,000 shares of the Company's Common Stock. As a result of this Offering, the Company raised $31 million net proceeds.

    The Company maintains a revolving line of credit with a UK bank. This line of credit provides for borrowings of up to L3.0 million ($4.9 million) and bore interest at 6.75% per annum on utilized amounts at January 31, 1999. At January 31, 1999, $2.4 million was outstanding under this facility. Management expects to be able to retain this facility for the foreseeable future, although no assurances can be given.

    The Company's French and Belgium subsidiaries maintain revolving credit facilities in the aggregate amount of $5.5 million. Interest was charged at rates of between 3.36% and 8.55% on utilized amounts during fiscal 1999. At January 31, 1999, no amount was outstanding under these facilities.

    The Company's Italian subsidiary maintains facilities with Italian banks in the aggregate amount of $4.1 million. Interest was charged at rates of between 4.5% and 8.33% on utilized amounts. At January 31, 1999, $2.8 million of these facilities were utilized.

    The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 7% per annum at January 31, 1999. At January 31, 1999, $5.4 million under this agreement was outstanding.

    Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of January 31, 1999 and 1998, were $23,000 and $18,000, respectively. These outstanding advances do not bear interest and are payable on demand.

    The Company's working capital increased from $1.0 million at January 31, 1998, to $22.2 million at January 31, 1999, an increase of $21.2 million. This increase arose primarily as a result of the net cash generated from the Company's offering in July 1998.

    Net cash used by operating activities during fiscal 1999 was $5.3 million, an increase of $6.7 million from the net cash provided by operations of $1.4 million in fiscal 1998. The net cash provided reflects primarily the additional working capital necessary for Decision Systems and Memorex Italia which were acquired during fiscal 1999, and the net effect of a decrease in accounts payable, increase in accrued liabilities, accounts receivable, deferred revenues and inventories.

    Net cash used by investing activities in fiscal 1999 was $7.8 million, an increase of $0.6 million from the $7.2 million net cash used in fiscal 1998. The net cash used primarily reflects the cash paid to acquire Memorex Italia and I-NEA during fiscal 1999.

    Net cash provided by financing activities was $34.7 million for fiscal 1999, an increase of $30.9 million from the $3.8 million provided in fiscal 1998. The cash provided in fiscal 1999 reflects primarily the proceeds from this offering and from the exercise of warrants and proceeds from notes payable and payments of outstanding obligations.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    During fiscal 1999 the Company developed certain proprietary software products, Shortlands, Pharoah and Contender. The developments included enhancing product functionality to incorporate Graphical User Interfaces ("GUI") and web enabling these products. The work was carried out during fiscal 1999 in accordance with the Company's accounting policy on software development costs. A total of $850,000 has been capitalized. At January 31, 1999 $93,000 of this has been amortized leaving a total net capitalized amount of $757,000.

YEAR 2000

    The Year 2000 issue stems from the use of a two-digit date to represent the year in computer software and firmware. This has meant that many currently installed electronic systems are not capable of distinguishing dates beginning with the year 2000. As a result, computer systems and applications may experience operating difficulties unless those systems or applications are modified to correctly process information related to date. The Year 2000 issue creates risk for the Company from unforeseen problems in its products, the services it provides to its clients, or its own computer and embedded systems. In addition, the Company is at risk from third parties with which it deals to the extent that they experience failure of their own computer systems or products upon which they rely. The Company's business could be materially adversely affected by the direct cost of dealing with the Year 2000 issue and further, any costs of defending and resolving any Year 2000 disputes and any liability to damages, including consequential damage, could have a material adverse effect upon the Company.

    The Company recognizes the need to minimize the impact of Year 2000 issues on its operations. It has put in place a comprehensive Year 2000 Risk Management initiative that it believes is adequately funded, staffed and controlled. The initiative covers both Information Technology (IT) systems and non-IT systems and seeks to address all the Year 2000 issues affecting the Company. The initiative is ongoing and is planned to continue to include the February 29, 2000 Leap Year. It is on schedule and expected to complete the final phase of monitoring checks during July 1999. Thereafter the focus will switch to re-evaluating the position and confirming that all systems remain compliant, and include testing to ensure that no non-compliant systems are introduced.

    The Company has established procedures for evaluating and managing the risks and costs associated with this issue. Funding and execution of this initiative is within the existing business units and operating budgets and is not viewed as material. Based on the current assessment, the Company believes that the cost to resolve Year 2000 issues, other than unanticipated liabilities, should not exceed $400,000 in the year to January 31, 2000. The costs incurred to January 31, 1999, were $200,000. However, should the Company encounter significant unforeseen Year 2000 problems, either in it's products or internal business systems or in relation to third party vendors, manufacturers or suppliers, actual costs could materially exceed this budget.

    In addition the Company may acquire businesses or assets which contain systems which are themselves subject to Year 2000 issues. As part of the acquisition process, the Company employs a comprehensive due diligence checklist which is designed, among other matters, to identify such exposures. Any identified exposure is then subject to inclusion in the Company's Year 2000 initiative and the cost is included as part of the acquisition budget.

    As a key part of the Year 2000 initiative the Company has and will continue to upgrade, replace and test components in its networks, IT systems and non-IT systems. The Company believes that it has allocated adequate resources for this purpose and it expects that the final phase of its Year 2000 initiative will complete on schedule by July 1999. However should it for any reason fail to do so, Year 2000 problems could have an adverse material impact the Company's operations.

    The Company has incomplete information concerning the Year 2000 compliance status of its customers. If for any reason their own preparedness is insufficient, this could adversely affect the Company's ability to supply them with products and services as part of its ongoing business.

    The Company is also in the process of contacting it's critical suppliers, manufacturers, distributors and other vendors to determine that their operations and the products and services, that they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000, ready including developing contingency plans. However, such failures, including any failures of any contingency plan, remains a possibility and could have a material adverse impact upon the Company's results of operations or financial condition.

    The Company has established a business continuity plan to deal with normal day to day failures. This is being extended to encompass, where possible, difficulties arising from date related issues. The Year 2000 contingency plan incorporates all the resilience utilized in the established business continuity plan and in the worst case scenario realizes the possibility of operation without computer equipment. The contingency plan in the event of failure of non-IT technology, where this affects building access, will involve disabling such equipment to allow occupation. However, external forces that might generally affect industry and commerce, such as interruption of service from utilities or disruption of transportation, may exceed the scope of the Company's contingency planning.

INTRODUCTION OF SINGLE EUROPEAN CURRENCY ("EURO")

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its service offerings in Europe, as substantial price transparency already exists.

    The Company expects that modifications to comply with euro requirements have been and will continue to be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's results of operations or financial condition. There can be no assurance, however, that the Company will be able to continue to complete such modifications on a timely basis; any failure to do so could have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company faces risks to the extent that suppliers, manufacturers, distributors and other vendors upon whom the Company relies and their suppliers, are unable to make appropriate modifications to support euro transactions. The inability of such third parties to support euro transactions could have a material adverse effect on the Company's results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business on a Pan-European basis through subsidiaries in various countries utilizing major international currencies. The Company is, therefore, exposed to movement in currency exchange rates. The Company continues to maintain a program, which monitors exchange rate fluctuations, and will utilize forward foreign exchange contracts, designed to hedge currency exposures related to certain non-functional assets and liabilities resulting from inter-company balances when deemed necessary. By written policy, the Company generally does not enter into any type of foreign exchange contract for speculative purposes. The Company has not entered into any type of foreign exchange contract during fiscal 1999.

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

NAME                                     AGE      POSITION
-----------------------------------      ---      ----------------------------------------------------------------------
Anil J. Doshi                                54   Chairman of the Board, Chief Executive Officer and Director
Mark Ellis                                   45   Vice Chairman of the Board, President and Director
Terence W. Burt                              42   Vice President, Chief Operating Officer and Director
Kenneth J. Newell                            55   Vice President of Corporate Affairs and Director
Stephen McDonnell                            36   Chief Financial Officer
Craig Kleinman                               43   Secretary and Director
Brian V. Murray                              51   Director
Arthur Keith Ross                            47   Director

    ANIL J. DOSHI is Chairman of the Board of Directors, Chief Executive Officer and a Director of the Company since April 1993. Mr. Doshi co-founded Communic8 Software (the Company's predecessor-in-interest) in January 1990 and served as its Chairman from April 1992 to March 1993. Mr. Doshi is a Fellow of the Institute of Chartered Accountants in England and Wales, and he is also an Associate of the Chartered Institute of Taxation. From January 1988 until 1990, Mr. Doshi was a consultant to and then Deputy Chairman of PPI Enterprises, Inc., a New York based holding company ("PPI").

    MARK ELLIS is Vice Chairman of the Board of Directors since April 1998 and President and Director of the Company since April 1993. Mr. Ellis co-founded Communic8 Software and served as a director from January 1992 until March 1993. From 1988 to January 1991, Mr. Ellis served as the President of PPI. As President of PPI, he managed that company's American expansion program and negotiated a number of acquisitions in the U.S., including the $875 million acquisition of Del Monte Tropical Fruit from RJR Nabisco. Mr. Ellis was graduated from St. John's College at Cambridge University in England and received a B.A. in Law in 1975, an L.L.B. in 1976, and an M.A. in Law in 1978.

    TERENCE W. BURT has been a Vice President and Chief Operating Officer since April 1998 and a Director since April 1997. He was a co-founder of K2 Group Plc, and was Managing Director of the Company's systems integration division between 1990 and 1996. He became Managing Director of the services division in 1996 and Managing Director of 4Front Group in 1997. Mr. Burt was graduated from the University of Hertfordshire and is a member of the Chartered Institute of Management Accountants.

    KENNETH J. NEWELL has been Vice President of Corporate Affairs of the Company since April 1998 and a Director of the Company since April 1996. He was a co-founder of K2 Group Plc in 1988, which was acquired by the Company in January 1994, and was 4Front Group plc's Chief Executive until 1997. Mr. Newell is a Fellow of the Institute of Chartered Secretaries and Administrators following study at the City of London College.

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

    CRAIG KLEINMAN is Secretary and a Director of the Company since April 1993. Mr. Kleinman served as Chief Financial Officer of the Company from April 1993 until April 1996. During the past ten years, Mr. Kleinman has been a shareholder in the certified public accounting firm Kleinman, Guerra & Company, P.C. Mr. Kleinman received a B.S. degree in accounting from the University of Colorado in 1978 and is a member of the American Institute of Certified Public Accountants.

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

    The Board of Directors has an Audit Committee which is charged with reviewing the Company's internal accounting procedures and consulting with and reviewing the selection of the Company's independent auditors. The Audit Committee currently consists of Messrs. Doshi, Ross and Murray. The Audit Committee was formed in fiscal 1997 and during fiscal 1999 met once. The Board of Directors also has a Compensation Committee charged with recommending to the Board the compensation for the Company's executives and administering the Company's stock option plans. The Compensation Committee is currently composed of Messrs. Doshi, Ellis, Murray, Ross and Kleinman. The Compensation Committee was formed in fiscal 1997 and during fiscal 1999 met two times. The Board of Directors has also established an Executive Committee charged with exercising powers of the Board of Directors expressly delegated to it. The Executive Committee is currently composed of Messrs. Doshi and Ellis. During fiscal 1999, the Executive Committee did not meet. Each director attended at least 75% of the meetings of the Board of Directors and of all committees of the Board of Directors on which he served.

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

    Based upon on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Burt, Newell and Ross each reported a transaction late on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

    The tables and discussion below sets forth information about the compensation awarded to, earned by, or paid to the Company's chief executive officer and the four other most highly compensated executive officers during the fiscal years indicated. Except as noted below, no other executive officer of the Company earned compensation in excess of $100,000 during any of such periods.

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                     -----------------------------------  ---------------------------
                                                       FISCAL                               STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR(1)      SALARY      BONUS      OPTIONS   COMPENSATION(2)
---------------------------------------------------  -----------  ----------  ----------  ---------  ----------------

Anil J. Doshi......................................        1999   $  259,375  $  136,120    100,000     $   71,406
  Chairman of the Board and Chief Executive                1998      205,375      90,365        -0-         65,857
  Officer(3)                                               1997      169,821      24,105        -0-         19,631

Mark Ellis.........................................        1999      228,250     104,580     90,000         39,810
  Vice Chairman of the Board and President(3)              1998      180,730      65,720        -0-         43,918
                                                           1997      158,336      24,105        -0-         15,260

Terence W. Burt....................................        1999      191,816      76,360     80,000         27,836
  Vice President and Chief Operating Officer               1998      149,239      36,968     10,000         25,424
                                                           1997      110,080      44,996        -0-         21,526

Kenneth J. Newell..................................        1999      187,976      68,890     60,000         47,901
  Vice President for Corporate Affairs                     1998      152,663      32,860        -0-         37,934
                                                           1997      129,902      24,105        -0-         25,604

Stephen McDonnell..................................        1999       89,640      49,800     15,000         18,945
  Chief Financial Officer                                  1998       71,950      24,645     10,000         10,246
                                                           1997       56,212      16,070      4,000          9,481

------------------------

(1) Represents the period beginning February 1 of the prior year and ending January 31 of the year indicated.

(2) Represents contributions made by the Company to Executive Pension Plans, of $43,625, $16,285, $9,856, $9,856 and $7,470 for the year ended January 31,
    1999, for Messrs. Doshi, Ellis, Burt, Newell and McDonnell, respectively, the remainder being car allowances and insurance benefits.

(3) Messrs. Doshi and Ellis entered into employment agreements with the Company in November 1995, which provide for annual base salaries of $296,000 and $260,000 as of February 1, 1999, respectively. See "--Employment Arrangements." Prior to November 1995, Messrs. Doshi and Ellis did not receive any salary compensation for services to the Company.

STOCK OPTIONS

    The following table sets forth certain summary information concerning individual grants of stock options made during the year ended January 31, 1999, to each of the Company's executive officers named in the Summary Compensation Table.

INDIVIDUAL GRANTS

                                                 PERCENTAGE OF TOTAL
                                       ---------------------------------------
                                        NUMBER OF      OPTIONS
                                       SECURITIES    GRANTED TO     EXERCISE
                                       UNDERLYING     EMPLOYEES      OR BASE
                                         OPTIONS      IN FISCAL     PRICE PER   EXPIRATION
NAME                                     GRANTED       1999(1)      SHARE(2)      DATE(3)       5%         10%
-------------------------------------  -----------  -------------  -----------  -----------  ---------  ---------
Anil J. Doshi........................      40,000           7.3%    $    8.75      3/23/08   $ 270,400  $ 593,200
                                           60,000          10.9%        5.625      10/6/08     593,100  1,077,300
Mark Ellis...........................      40,000           7.3%         8.75      3/23/08     270,400    593,200
                                           50,000           9.1%        5.625      10/6/08     494,250    897,750
Terence W. Burt......................      40,000           7.3%         8.75      3/23/08     270,400    593,200
                                           40,000           7.3%        5.625      10/6/08     395,400    718,200
Kenneth J. Newell....................      40,000           7.3%         8.75      3/23/08     270,400    593,200
                                           20,000           3.6%        5.625      10/6/08     197,700    359,100
Stephen McDonnell....................       5,000           0.9%         8.75      3/23/08      33,800     74,150
                                           10,000           1.8%    $   5.625      10/6/08   $  98,850  $ 179,550

------------------------

(1) Based on an aggregate of 550,360 options which were granted during fiscal 1999.

(2) All options were granted at fair market value on the date of grant.

(3) All options have a fixed term of ten years and vest in full over 30 months from the date of grant, at a rate of 33 1/3% after 6 months, a further
    33 1/3% after 18 months and the remainder at 30 months.

(4) Potential gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved. The Company's Common Stock price, as reported by the Nasdaq National Market on January 30, 1999, was $10.00 per share.

    The following table sets forth at January 31, 1999, the number of options and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table. During fiscal year ended January 31, 1999, Messrs. Burt and Newell exercised 7,500 options each and Mr. McDonnell exercised 10,000 options.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                              NUMBER OF             VALUE OF
                                                        UNDERLYING UNEXERCISED    UNEXERCISED
                                                         OPTIONS AT YEAR END      IN-THE-MONEY
                                                      --------------------------   OPTIONS AT
NAME                                                  EXERCISABLE  UNEXERCISABLE  YEAR END(1)
----------------------------------------------------  -----------  -------------  ------------
Anil J. Doshi.......................................     303,333        66,667     $1,604,166
Mark Ellis..........................................     300,000        60,000      1,589,584
Terence W. Burt.....................................     190,834        56,666        966,118
Kenneth J. Newell...................................     212,500        40,000      1,049,866
Stephen McDonnell...................................      27,834        14,166        137,833

------------------------

(1) Computed based upon the difference between the stock option exercise price and the closing price of the Company's Common Stock on January 30, 1999 ($10.00).

EMPLOYMENT ARRANGEMENTS

    Messrs. Doshi and Ellis entered into employment agreements with the Company which commenced November 1, 1995. These agreements are terminable at any time after an initial term of three years on one years' notice. Under such agreements at February 1, 1999, Messrs. Doshi and Ellis are entitled to base annual salaries of L179,687 ($296,000) and L158,125 ($260,000), respectively. Prior to the execution of such employment agreements, neither Messrs. Doshi nor Ellis had received salary compensation for services performed for the Company and its affiliates.

    Messrs. Burt and Newell entered into employment agreements with the Company at salaries as at February 1, 1999 of L136,562 ($225,000), and L136,562
($225,000).

    No other executive officer is currently party to an employment agreement with the Company. As appropriate, other employment contracts may be entered into with other key executives.

STOCK OPTIONS AND BENEFIT PLANS

    The Company maintains contributory, non-defined pension plans for the benefit of Messrs. Doshi and Ellis to which it makes contributions of approximately L36,000 ($60,000) per annum. The Company also maintains contributory, non-defined pension plans for the benefit of Messrs. Burt and Newell to which it makes contributions of approximately L11,875 ($20,000) per annum.

1996 EQUITY INCENTIVE PLAN

    In May 1996, the Company, adopted the 1996 4Front Technologies, Inc. Equity Incentive Plan (the "Plan"), which, as amended, provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 1,100,000 shares of the Common Stock of the Company. The Plan permits the granting of options to officers, employees, directors and consultants of the Company. This Plan was initially approved by stockholders on February 5, 1997, and pursuant to the Plan, a total of 247,000 options, exercisable at between $3 3/8 and $5 3/4 per share, being at or above market value at time of grant, have been granted to employees and to two directors. In November 1997, a total of 87,500 options, exercisable at $8.75, being at or above market value at the time of grant, were granted to employees. During 1998, the Board granted 40,000 options each to Messrs. Doshi, Ellis, Burt and Newell and 6,000 options each to Messrs. Kleinman, Ross and Murray, each at an exercise price of $8.75 per share, equal to the fair market value of the Common Stock on the date of grant. During the year, the Board also granted 60,000 options to Mr. Doshi, 50,000 options to Mr. Ellis, 40,000 options to Mr. Burt, 20,000 options to Mr. Newell and 6,000 options each to Messrs. Kleinman, Ross and Murray, each at an exercise price of $5.625 per share, equal to the fair market value of the Common Stock on the date of grant.

COMPENSATION OF DIRECTORS

    Messrs. Murray and Ross each received compensation of $20,000 in the fiscal year 1999. In February 1999, their compensation was increased to $23,000 per year. No other director receives any compensation for services as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee currently consists of Messrs. Doshi, Ellis, Murray, Ross and Kleinman. Messrs. Doshi and Ellis abstain from votes on their compensation. See "--Employment Arrangements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of April 23, 1999 (except as otherwise noted in the footnotes), regarding the beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                                                    NUMBER OF SHARES
                                                                                      BENEFICIALLY     PERCENTAGE
BENEFICIAL OWNER                                                                          OWNED         OWNERSHIP
----------------------------------------------------------------------------------  -----------------  -----------
Anil J. Doshi (1).................................................................         993,545           9.09%
Mark Ellis (2)....................................................................         555,312           5.08%
Terence W. Burt (3)...............................................................         233,416           2.16%
Kenneth J. Newell (4).............................................................         255,078           2.35%
Stephen McDonnell (5).............................................................          27,834              *
Craig Kleinman (6)................................................................          53,750              *
Brian V. Murray (7)...............................................................          16,500              *
Arthur Keith Ross (8).............................................................         171,350           1.60%
FMR Corp. (9).....................................................................       1,059,000           9.96%
Putnam Investments (10)...........................................................         610,076           5.74%
All Directors and Executive Officers as a Group (8 persons) (11)..................       2,561,273          21.79%

------------------------

*   Less than 1%

(1) Includes 45,512 shares owned by Aliki Financial Corp., in which Mr. Doshi has a 65% interest. Also includes 303,333 shares purchasable pursuant to immediately exercisable options.

(2) Includes 45,512 shares owned by Aliki Financial Corp., in which Mr. Ellis has a 35% interest. Also includes 300,000 shares purchasable pursuant to immediately exercisable options.

(3) Includes 27,744 shares owned by Mr. Burt's wife and 14,397 shares held by Lex Nominees International as nominee for a Jersey resident settlement established for the benefit of Mr. Burt and his wife and children. Also includes 190,834 shares purchasable pursuant to immediately exercisable options. Mr. Burt disclaims beneficial ownership of the shares held by his wife.

(4) Includes 4,551 shares owned by Mr. Newell's wife and 14,395 shares held by Lex Nominees International as nominee for a Jersey resident settlement established for the benefit of Mr. Newell and his wife and children. Also includes 212,500 shares purchasable pursuant to immediately exercisable options. Mr. Newell disclaims beneficial ownership of the shares held by his wife.

(5) Consists of 27,834 shares purchasable pursuant to immediately exercisable options.

(6) Includes 8,000 shares owned by Belaire Business Group, in which Mr. Kleinman has a 50% interest. Also includes 4,000 shares purchasable pursuant to immediately exercisable options.

(7) Includes 14,000 shares purchasable pursuant to immediately exercisable options.

(8) Includes 72,500 shares purchasable pursuant to immediately exercisable options.

(9) Based on information in an amended Schedule 13G filed February 10, 1999, by the beneficial owner. The amended Schedule 13G states that such beneficial owner has sole power to dispose of all of, and shared power to vote, such shares. The address of such beneficial owner is 82 Devonshire Street, Boston, MA 02109.

(10) Based on information in an amended Schedule 13G filed February 5, 1999, by the beneficial owner. The amended Schedule 13G states that such beneficial owner has shared voting and dispositive power of the shares. The address of such beneficial owner is One Post Office Square, Boston, MA 02109.

(11) Includes 1,125,001 shares subject to options which are immediately exercisable. Does not include 261,499 shares subject to options which are not exercisable within 60 days of April 27, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVANCES FROM AFFILIATES AND RECEIVABLE FROM RELATED PARTY

    As of January 31, 1999, a total of $23,000 remained outstanding from the Company to Mr. Doshi primarily representing expenses due for fiscal 1999. As at January 31, 1997, a receivable of $644,356 was due from Mr. Anthony Malpas, a related party. During fiscal 1998, Mr. Malpas invoiced the Company $198,250 for consultancy services. The remaining receivable from Mr. Malpas of $446,106 was settled on September 30, 1997. At January 31, 1999, all receivables from related parties have been settled and there is nothing owed to the Company.

    During the periods ended January 31, 1997, 1998 and 1999 the Company compensated one of its officers/stockholders for accounting, investor relations and administration services in the amount of approximately $47,286, $64,868 and $69,009, respectively. At January 31, 1998 and 1999, $0 and $0 respectively, was owed to this related party.

    The Company believes that all transactions with related parties have been upon terms at least as favorable to the Company as those which would have been available to the Company from unrelated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  1. Financial Statements. See Index to Consolidated Financial Statements commencing on page F-1 of the Report.

           2. Financial Statement Schedules. See Index to Consolidated Financial Statements
           commencing on page F-1 of the Report.

           3. Exhibits

      (b)  The following exhibits are filed or incorporated by reference as part of this Report
           (Exhibit Nos. 10.01, 10.2, 10.5, 10.6, 10.10, 10.11, 10.12, 10.14, 10.19, 10.20 and
           10.21 management contracts, compensation plans or arrangements):

 3.1       Certificate of Incorporation of the Company, as amended to date.(1)

 3.2       Bylaws of the Company, as amended to date.(1)

 4.1       Specimen Form of Stock Certificate for the Company's Common Stock.(4)

10.1       1996 Equity Incentive Plan.(1)

10.2       Indemnity Agreement between the Company and Craig Kleinman dated October 27, 1987.(2)

10.3       Share Sale Agreement Relating to K2 Group Plc dated March 7, 1994 by and among Lex
           Nominees International Limited and ORS, Peter Leith Wellings and 4Front Technologies,
           Inc.(3)

10.4       Form of Option to Purchase Shares in 4Front Technologies, Inc. dated as of March 7,
           1994 by and among 4Front Technologies, Inc. and shareholders of K2 Group Plc.(3)

10.5       Form of Executive Pension Plan for the benefit of Anil J. Doshi.(4)

10.6       Form of Executive Pension Plan for the benefit of Mark Ellis.(4)

10.7       Form of 4Front Executive Officer Service Agreement.(4)

10.8       Lease Agreement dated September 7, 1988 for lease by K2 Group Plc of premises at Unit
           4, Colonial Business Park, Colonial Way, Watford England, as amended.(4)

10.9       Lease Agreement dated April 28, 1992 for lease by K2 Group Plc of premises at Units 5 and 6, Colonial Business Park, Colonial Way, Watford England.(4)

10.10      Form of Executive Officer Service Agreement (K2).(4)

10.11      K2 Systems Group Pension Scheme effective March 6, 1991.(4)

10.12      Form of Executive Pension Plan for the benefit of Kenneth J. Newell.(4)

10.13      Form of Amendment dated October 21, 1994 to Option to Purchase Shares in 4Front
           Technologies, Inc. dated as of March 7, 1994 by and among 4Front Technologies, Inc.
           and shareholders of K2 Group Plc.(5)

10.14      Form of November 1, 1994 Option Agreement for Employees and Consultants.(5)

10.15      Share Sale Agreement Relating to CI Support Limited effective November 1, 1994 by and among Burnaby Investments Limited and K2 Group plc.(5)

10.16      Share Sale Agreement Relating to CCG Holdings Limited dated May 11, 1995 by and among
           Richard Ian Sharpe & ORS and the Company.(5)

10.17      Facility Letter dated May 25, 1994 from Barclays Bank Plc to Compass Computer Group
           Limited.(5)

10.18      Facility Letter dated April 12, 1995 from Barclays Bank Plc to Compass Computer Group
           Limited.(5)

10.19      Form of Employment Agreement effective as of November 1, 1995 between the Company and
           Anil J. Doshi.(6)

10.20      Form of Employment Agreement effective as of November 1, 1995 between the Company and
           Mark Ellis.(6)

10.21      Form of August 1995 Option Agreement for Employees and Consultants.(5)

10.22      Share Sale Amendment Agreement dated December 13, 1995, between Richard Ian Sharpe &
           ORS, the Company, Joel Jervis, CCG Holdings Limited and 4Front Group Plc.(6)

10.23      Put Option Agreement dated December 13, 1995, between Richard Ian Sharpe & ORS and the Company.(6)

10.24      Factoring Agreement with Kellock Limited, dated October 23, 1997.(1)

10.25      Credit Facility with Midland Bank, dated August 28, 1997.(1)

10.26      Lease for Slough Property, as amended, dated as of December 29, 1989, as amended.(1)

10.27      Lease for Hatton Garden Property, dated as of July 15, 1997.(1)

10.28      Lease for Ruislip Property, dated as of February 21, 1997.(1)

10.29      Amendment to Factoring Agreement with Kellock Limited, dated May 23, 1998.(7)

10.30      Letter of Intent between 4Front Group Plc and Barclays Bank, dated May 7, 1998.(7)

21.1       List of Subsidiaries.

23.1       Consent of KPMG.

27.0       Financial Data Schedule.

------------------------

(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998

(2) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

(3) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 7, 1994.

(4) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

(5) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

(6) Previously filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal period ended October 31, 1995.

(7) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-53867, filed June 5, 1998.

   (b) Reports on Form 8-K.
    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                4FRONT TECHNOLOGIES, INC.

                                By:  /s/ ANIL J. DOSHI
                                     -----------------------------------------
                                     Anil J. Doshi, CHAIRMAN OF THE BOARD,
                                     CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                     Date: April 27, 1999

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME AND POSITION                                             DATE
------------------------------                               -------------------

      /s/ ANIL J. DOSHI
------------------------------
Anil J. Doshi, Chairman of the
            Board,                                             April 27, 1999
 Chief Executive Officer and
           Director
(Principal Executive Officer)

        /s/ MARK ELLIS
------------------------------
 Mark Ellis, Vice Chairman of                                  April 27, 1999
          the Board,
    President and Director

     /s/ TERENCE W. BURT
------------------------------
    Terence W. Burt, Vice                                      April 27, 1999
       President, Chief
Operating Officer and Director

    /s/ KENNETH J. NEWELL
------------------------------
   Kenneth J. Newell, Vice                                     April 27, 1999
        President for
Corporate Affairs and Director

    /s/ STEPHEN MCDONNELL
------------------------------
   Stephen McDonnell, Chief
      Financial Officer                                        April 27, 1999
   (Principal Financial and
     Accounting Officer)

      /s/ CRAIG KLEINMAN
------------------------------
Craig Kleinman, Secretary and                                  April 27, 1999
           Director

     /s/ BRIAN V. MURRAY
------------------------------                                 April 27, 1999
  Brian V. Murray, Director

    /s/ ARTHUR KEITH ROSS
------------------------------                                 April 27, 1999
 Arthur Keith Ross, Director

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report Covering the Consolidated Financial Statements as of and for the years ended
  January 31, 1998 and 1999................................................................................         F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of January 31, 1998 and 1999................................................         F-3
Consolidated Statements of Operations for the years ended January 31, 1997, 1998 and 1999..................         F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1997, 1998 and
  1999.....................................................................................................         F-5
Consolidated Statements of Comprehensive Income (loss) for the years ended January 31, 1997, 1998 and
  1999.....................................................................................................         F-5
Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1998 and 1999..................         F-6
Notes to the Consolidated Financial Statements.............................................................         F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
4Front Technologies, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of 4Front Technologies, Inc. and Subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three year period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4Front Technologies, Inc. and Subsidiaries as of January 31, 1999 and 1998 and the results of their operations and their cash flows for the years in the three year period ended January 31, 1999, in conformity with United States generally accepted accounting principles.

KPMG
Chartered Accountants
Registered Auditors
London, England
April 29, 1999

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         JANUARY 31,  JANUARY 31,
                                                                            1998         1999
                                                                         -----------  -----------
                                                                           $'000'S      $'000'S
                                             ASSETS
CURRENT ASSETS:
Cash...................................................................   $   4,586    $  26,162
Accounts receivable, net of allowance for doubtful accounts of $452,000
  and $642,000, respectively...........................................      18,357       54,910
Deposits...............................................................          49           51
Inventories............................................................      11,852       23,840
Prepaid expenses.......................................................       1,835        4,130
Income taxes receivable................................................          17           16
Other current assets...................................................         219          487
                                                                         -----------  -----------
    Total current assets...............................................      36,915      109,596
PROPERTY AND EQUIPMENT, net............................................       2,855        5,899
INTANGIBLE ASSETS, net.................................................      16,935       26,573
DEFERRED INCOME TAX....................................................       2,402        3,354
SOFTWARE DEVELOPMENT COSTS.............................................          --          757
OTHER ASSETS...........................................................         101           93
                                                                         -----------  -----------
TOTAL ASSETS...........................................................   $  59,208    $ 146,272
                                                                         -----------  -----------
                                                                         -----------  -----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.......................................................   $  16,279    $  37,384
Accrued liabilities....................................................       4,027       16,734
Stockholder advances...................................................          18           23
Lines of credit--bank..................................................       2,309        5,180
Notes payable..........................................................       2,858        5,393
Capital lease obligations, current portion.............................         482          608
Income taxes payable...................................................       1,273        2,159
Deferred revenue.......................................................       8,728       19,334
                                                                         -----------  -----------
    Total current liabilities..........................................      35,974       86,815
CAPITAL LEASE OBLIGATIONS, less current portion........................         497          780
LONG TERM LIABILITIES..................................................       1,143           --
                                                                         -----------  -----------
TOTAL LIABILITIES......................................................      37,614       87,595
                                                                         -----------  -----------
                                                                         -----------  -----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
Common Stock, $0.001 value, 30,000,000 shares authorized, 7,051,317 and
  10,628,067 shares issued and outstanding, respectively...............           7           11
Additional paid-in capital.............................................      24,870       56,123
Accumulated (deficit) reserves.........................................      (3,154)       2,668
Accumulated other comprehensive deficit................................        (129)        (125)
                                                                         -----------  -----------
    Total stockholders' equity.........................................      21,594       58,677
                                                                         -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................   $  59,208    $ 146,272
                                                                         -----------  -----------
                                                                         -----------  -----------

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED JANUARY 31,
                                                          --------------------------------
                                                            1997       1998        1999
                                                          ---------  ---------  ----------
                                                           $'000'S    $'000'S    $'000'S
REVENUES:
Services................................................  $  19,032  $  45,302  $   93,849
Products................................................     33,983     38,843      55,048
                                                          ---------  ---------  ----------
                                                             53,015     84,145     148,897
                                                          ---------  ---------  ----------
Cost of Services........................................      6,642     22,541      44,171
Cost of Products........................................     29,376     32,121      46,131
                                                          ---------  ---------  ----------
                                                             36,018     54,662      90,302
                                                          ---------  ---------  ----------
GROSS PROFIT
Services................................................     12,391     22,761      49,678
Products................................................      4,606      6,722       8,917
                                                          ---------  ---------  ----------
                                                             16,997     29,483      58,595
OPERATING EXPENSES:
Selling, general and administrative expenses............     13,792     22,796      45,775
Depreciation............................................        518      1,092       1,494
Amortization............................................        458      1,121       1,933
Write down of goodwill..................................        552         --          --
Reorganization and restructuring costs..................      2,286         --          --
                                                          ---------  ---------  ----------
    Total operating expenses............................     17,606     25,009      49,202
INCOME (LOSS) BEFORE INTEREST, INCOME TAXES, AND SHARE
  OF RESULTS IN EQUITY INVESTEE.........................       (609)     4,474       9,393
  Interest income.......................................        277        276         837
  Interest expense......................................       (297)      (632)       (842)
  Write down of investments.............................       (500)        --          --
                                                          ---------  ---------  ----------
INCOME (LOSS) BEFORE INCOME TAXES AND SHARE OF RESULTS
  IN EQUITY INVESTEE....................................     (1,129)     4,118       9,388
SHARE OF OPERATING (LOSS) OF EQUITY INVESTEE............       (799)        --          --
                                                          ---------  ---------  ----------
INCOME (LOSS) BEFORE INCOME TAXES.......................     (1,928)     4,118       9,388
INCOME TAXES............................................        416      1,049       3,566
                                                          ---------  ---------  ----------
NET INCOME (LOSS).......................................  $  (2,344) $   3,069  $    5,822
                                                          ---------  ---------  ----------
                                                          ---------  ---------  ----------
NET INCOME (LOSS) PER COMMON SHARE (Basic)..............  $   (0.45) $    0.47  $     0.64
                                                          ---------  ---------  ----------
                                                          ---------  ---------  ----------
NET INCOME (LOSS) PER COMMON SHARE (Diluted)............  $   (0.45) $    0.43  $     0.56
                                                          ---------  ---------  ----------
                                                          ---------  ---------  ----------
DILUTED SHARES OUTSTANDING..............................  5,170,254  7,129,307  10,484,300
                                                          ---------  ---------  ----------
                                                          ---------  ---------  ----------

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                     ACCUMULATED    COMPREHENSIVE
                                          SHARES        AMOUNT        RESERVES     INCOME/(DEFICIT)     TOTAL
                                       ------------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1996............     3,005,108  $   6,972,674  $  (3,878,599)  $       6,701   $   3,100,776
Exercise of stock options............        53,639            536             --              --             536
Stock issued in offering, net of
  offering costs.....................     3,450,000     16,003,388             --              --      16,003,388
Exercise of warrants.................         6,000         11,490             --              --          11,490
Net (loss) for the year..............            --             --     (2,343,787)             --      (2,343,787)
Other comprehensive deficit..........            --             --             --          (3,868)         (3,868)
                                       ------------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1997............     6,514,747     22,988,088     (6,222,386)          2,833      16,768,535
Stock issued to acquire
  Eurosystems........................        58,896        600,000             --              --         600,000
Exercise of warrants and stock
  options............................       477,674      1,289,298             --              --       1,289,298
Net income for the year..............            --             --      3,068,620              --       3,068,620
Other comprehensive deficit..........            --             --             --        (132,270)       (132,270)
                                       ------------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1998............     7,051,317     24,877,386     (3,153,766)       (129,437)     21,594,183
Exercise of warrants and stock
  options............................       621,458      2,612,207             --              --       2,612,207
Stock issued in offering, net of
  offering costs.....................     2,955,292     28,644,635             --              --      28,644,635
Net income for the year..............            --             --      5,822,022              --       5,822,022
Other comprehensive income...........            --             --             --           4,367           4,367
                                       ------------  -------------  -------------  ---------------  -------------
BALANCE, JANUARY 31, 1999............    10,628,067  $  56,134,228  $   2,668,256   $    (125,070)  $  58,677,414
                                       ------------  -------------  -------------  ---------------  -------------
                                       ------------  -------------  -------------  ---------------  -------------

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                         YEARS ENDED JANUARY 31,
                                                                     -------------------------------
                                                                       1997       1998       1999
                                                                     ---------  ---------  ---------
                                                                      $'000'S    $'000'S    $'000'S
Net income (loss)..................................................  $  (2,344) $   3,069  $   5,822
Foreign currency translation adjustment............................         (4)      (132)         4
                                                                     ---------  ---------  ---------
Comprehensive income (loss)........................................  $  (2,348) $   2,937  $   5,826
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                                  -------------------------------
                                                                                    1997       1998       1999
                                                                                  ---------  ---------  ---------
                                                                                   $'000'S    $'000'S    $'000'S
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)...............................................................  $  (2,344) $   3,069  $   5,822
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation....................................................................        518      1,092      1,494
Amortization....................................................................        458      1,121      1,933
Write down of goodwill..........................................................        552         --         --
Write down of investments.......................................................        500         --         --
Share of results in equity investee.............................................        799         --         --
(Gain) on disposal of fixed assets..............................................       (152)       (54)       (36)
Decrease (increase) in accounts receivable......................................     (2,850)     2,234    (17,908)
Decrease (increase) in deposits.................................................          6        (18)        (2)
(Increase) in inventories.......................................................     (1,162)    (2,432)    (5,200)
(Increase) in prepaid expenses..................................................       (119)      (171)      (850)
Decrease in deferred income tax.................................................         --        725      1,875
Increase in income taxes........................................................        188        256        595
Decrease (increase) in other current assets.....................................         37         11       (268)
Increase in receivable--related party...........................................         47         --          5
Increase (decrease) in accounts payable.........................................        529     (1,783)      (162)
Increase (decrease) in accrued liabilities......................................        429       (263)     3,052
Increase (decrease) in deferred revenue.........................................        499     (2,402)     4,335
                                                                                  ---------  ---------  ---------
Net cash provided (used) by operating activities................................     (2,065)     1,385     (5,315)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment...........................................................  $    (608) $    (880) $  (1,956)
Proceeds from disposal of equipment.............................................        186        164        167
Acquisition of subsidiaries, including related expenses, net of cash acquired...     (3,840)    (6,574)    (5,199)
Capitalization of software development costs....................................         --         --       (850)
Investment in and advances to equity investee...................................       (551)       143         --
Increase (decrease) in other assets.............................................         23        (17)         8
                                                                                  ---------  ---------  ---------
Net cash (used) by investing activities.........................................     (4,790)    (7,164)    (7,830)
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Decrease (increase) in lines of credit-bank.....................................     (1,053)       468      1,741
Proceeds from notes payable.....................................................         --      2,858      2,536
Repayment of notes payable......................................................     (2,849)        --         --
Proceeds from (repayment of) stockholders' advances.............................        112        (40)         5
Decrease (increase) in deferred offering costs..................................        339         --         --
Payments of capital lease obligations...........................................       (445)      (731)      (822)
Net proceeds from issuance of common stock......................................     16,015      1,289     31,257
                                                                                  ---------  ---------  ---------
Net cash provided by financing activities.......................................     12,119      3,844     34,717
                                                                                  ---------  ---------  ---------
Effect of exchange rate changes on cash.........................................         (3)      (132)         4
Net increase (decrease) in cash.................................................      5,261     (2,067)    21,576
                                                                                  ---------  ---------  ---------
Cash at beginning of period.....................................................      1,392      6,653      4,586
Cash at end of period...........................................................  $   6,653  $   4,586  $  26,162

Supplemental disclosure of cash flow information:
Cash paid for interest expense..................................................  $     297  $     632  $     842
Cash paid for income taxes......................................................  $     547  $      42  $     486

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1998 AND 1999

1. NATURE OF BUSINESS

    4Front Technologies, Inc. and subsidiaries (the "Company" or "4Front") is a UK based specialized computer services company. The Company provides key elements of distributed computing, including systems development and integration, storage and networking solutions and products, as well as extensive hardware and software support and help desk services.

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

3. USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include accounts receivable, inventories and deferred revenues.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A) REVENUE RECOGNITION

    Revenue from the sale of computer hardware is recognized when the product is shipped. Where fixed fee contracts involve significant obligations after shipment of the product, revenue is recognized on the percentage-of-completion method of accounting.

    Revenues from engineering, implementation and training are recognized as the services are performed. Revenues from maintenance agreements are recognized ratably over the terms of the agreements.

    SOFTWARE REVENUE RECOGNITION

    On February 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which specifies the criteria that must be met for recognizing revenues from software sales. The adoption of SOP 97-2 in fiscal 1999 has not had a material impact on the Company's financial position or results of operations.

    In all such cases, the Company only recognizes revenue when collection of the related receivable is probable.

    B) DEPOSITS

    Amounts paid by the Company as advances against future purchases of software are recorded as deposits until such time as the software is received.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    C) INVENTORIES

    Inventories are stated at the lower of cost (first in, first out method) or market value. Inventories consist primarily of computer hardware, software and work in progress. Work in progress represents labour and material costs incurred for customer software projects.

    D) DEPRECIATION

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

    E) INVESTMENT IN AND ADVANCES TO EQUITY INVESTEE

    The investment in the ActionTrac International partnership has been accounted for using the equity method under which the Company's results include its 50% share of the partnership's operating profits or losses in accordance with the terms of the partnership agreement.

    F) FOREIGN CURRENCY TRANSLATION

    The Company considers the pound sterling to be the functional currency of its UK operations, the French franc to be the functional currency of its French operations and Italian lira to be the functional currency of its Italian operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the consolidated financial statements have been translated into U.S. dollars.

    All assets and liabilities of the non-U.S. operations are translated into U.S. dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses are translated at averaged rates in effect for the periods presented. The cumulative currency translation adjustment is reflect as a separate component of stockholders' equity on the consolidated balance sheet.

    Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented. During the fiscal years ended January 31, 1997, 1998 and 1999, the Company had operating foreign exchange gains of $339,000, $611,000 and $664,000, respectively.

    G) INTANGIBLE ASSETS

    In connection with acquisitions accounted for under the purchase method (see note 9), the Company recorded goodwill based on the excess of the purchase price paid (cost of the acquisition) over the estimated fair value of the identifiable tangible assets and liabilities of the acquiree on the date of purchase. Goodwill is reported at cost, net of accumulated amortization, and is being amortized over its estimated useful life of between five and fifteen years. Accumulated amortization at January 31, 1997, 1998 and 1999 is $1.3 million, $2.4 million and $4.3 million, respectively.

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

    H) PURCHASED AND DEVELOPED SOFTWARE

    Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and documentation, are capitalized.

    Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

    I) INCOME TAXES

    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized for deferred tax assets, if it is considered more likely, than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

    J) DEFERRED REVENUE

    Deferred revenue is comprised of maintenance and support fees to be earned in the future on agreements existing and billed for at the balance sheet date.

    K) NET INCOME (LOSS) PER COMMON SHARE

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    L) CONCENTRATION OF CREDIT RISK

    At January 31, 1998 and 1999, cash includes L2,137,939 ($3,491,254) and
L2,987,508, ($4,916,840), respectively, held in demand deposit accounts in United Kingdom and French banks where deposits are not insured by their respective governments. These balances are subject to foreign currency fluctuations, which in the past have not been material.

    M) STOCK-BASED COMPENSATION

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

    N) LONG-LIVED ASSETS

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

    O) ADOPTION OF NEW STANDARDS

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. Under SFAS 130 all items that meet the definition of comprehensive income will be reported in a financial statement for the period in which they are recognized. Comprehensive income will include changes in the balances of items that are reported directly in a separate component of Stockholders' equity on the Consolidated Balance Sheets.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was also issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging transactions. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently assessing the effects of SFAS 133 but does not expect this standard to have a significant impact on the Company's financial condition.

5. PURCHASED AND DEVELOPED SOFTWARE

    Purchased and developed software consists of the following:

                                                                                   JANUARY 31,
                                                                               --------------------
                                                                                 1998       1999
                                                                               ---------  ---------
                                                                                $'000'S    $'000'S
Purchased software...........................................................  $      --  $      --
Software development costs...................................................         --        850
Less accumulated amortization................................................         --        (93)
                                                                               ---------  ---------
                                                                               $      --  $     757
                                                                               ---------  ---------
                                                                               ---------  ---------

6. SEGMENT INFORMATION

    Effective February 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision maker is the Chief Executive Officer (CEO).

    The Company provides information technology and outsourcing solutions and has two industry segments which are categorized as "Products" and "Services". The Company uses gross profit as its measure of segmental performance.

    The Company has always disclosed revenues and gross profits for Products and Services within its Consolidated Statement of Operations.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

6. SEGMENT INFORMATION (CONTINUED)

    The Company operates solely in Europe and hence all of its revenues are derived from this region. Inter-company transfers between the Company's subsidiaries are transacted at prices intended to allow the subsidiaries' earnings to be comparable to unaffiliated distributors.

    Geographic area information for the years ended January 31, 1997, 1998 and 1999 is as follows:

                                                                          UNITED KINGDOM
                                                                             OF GREAT         OTHER
                                                               U.S.A.         BRITAIN      INTERNATIONAL CONSOLIDATED
                                                             -----------  ---------------  ------------  ------------
                                                               $'000'S        $'000'S        $'000'S       $'000'S
Year ended January 31, 1999
  Net revenues.............................................   $      --     $   113,664     $   35,233    $  148,897
  Net income after taxes...................................         133           4,697            992         5,822
  Long life assets.........................................   $      --     $     3,293     $    2,606    $    5,899
Year ended January 31, 1998
  Net revenues.............................................   $      --     $    81,478     $    2,667    $   84,145
  Net income/(loss) after taxes............................        (304)          3,373             --         3,069
  Long life assets.........................................   $      --     $     2,715     $      140    $    2,855
Year ended January 31, 1997
  Net revenues.............................................   $      --     $    53,015     $       --    $   53,015
  Net income/(loss) after taxes............................        (318)         (2,026)            --        (2,344)
  Long life assets.........................................   $      --     $     2,051     $       --    $    2,051

No single customer represented more than 10% of total sales during the years ended January 31, 1997, 1998 or 1999.

7. WRITE DOWN OF GOODWILL

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

8. REORGANIZATION AND RESTRUCTURING

    In November 1996, the Company integrated its maintenance and support services businesses, which involved the closure of surplus facilities and various involuntary redundancies. The reorganization was substantially completed by February 1997. The reorganization and restructuring costs of $2.3 million include $716,000 relating to write down of fixed assets, $1.25 million relating to property costs and $320,000 relating to involuntary redundancy costs of employees. Of this amount, $1.3 million relates to the write down and costs paid during the year to January 31, 1997 and $988,000 has been included as a liability at January 31, 1997, and this was fully utilized by January 31, 1998.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

9. BUSINESS ACQUISITIONS

    Effective August 15, 1996, the Company acquired Hammer Distribution Limited ("Hammer") for L1.1 million cash ($1.7 million) plus an agreement to pay an additional maximum of L750,000 cash ($1.2 million) based on the profits for Hammer for the year to January 31, 1997. In April 1997 a final contingent consideration of L537,000 ($860,000) was paid to the former stockholders of Hammer based on the profits for the year to January 31, 1997. An amortization period of ten years is used in relation to this acquisition.

    Effective October 11, 1996, 4Front Technologies Inc., acquired all of the issued and outstanding stock of Datapro Computers Group Limited ("Datapro"), for L1.39 million cash ($2.15 million), plus an agreement to pay an additional maximum of L135,000 ($200,000) based on the net assets in the Datapro September 1996 management accounts. The additional L135,000 ($200,000) was paid in December 1996. An amortization period of ten years is used in relation to this acquisition.

    Effective September 8, 1997, the Company acquired 100% of the issued and outstanding shares of Firstpoint Limited. The Company paid approximately $4.45 million in cash, net of cash received in the acquisition. In addition to the amount paid at the closing of the transaction, the Company will be paid a further $1.8 million as deferred consideration in equal quarterly instalments to February 1999. An amortization period of fifteen years is used in relation to the Firstpoint acquisition.

    Effective October 28, 1997, the Company acquired 100% of the issued and outstanding shares of Eurosystems France S.A. which included the wholly-owned subsidiaries Netix S.A. and Eurosystems Belgium. The Company issued 58,896 ($600,000) in shares of its Common Stock to the former shareholders and $530,000 cash as consideration on acquisition. There is no deferred consideration. An amortization period of ten years is used in relation to the Eurosystems acquisition.

    Effective August 1, 1998, the Company acquired some assets and assumed liabilities of $4.0 million in relation to Decision Systems International (France) from the official receiver in France. An amortization period of ten years is used in relation to this acquisition.

    Effective September 28, 1998, the Company acquired 100% of the shares of Memorex Telex Italia for a consideration of $1.1 million plus an agreement to pay an additional $750,000, based on the profits of Memorex to July 31, 1999. An amortization period of fifteen years is used in relation to this acquisition.

    Effective November 9, 1998, the Company acquired 100% of the share capital of Penagen Training Limited for a total consideration of $370,000. A period of five years amortization is used in relation to this acquisition.

    Effective December 1, 1999, the Company acquired 100% of the shares of I-NEA, a French subsidiary of Siemens for a total sum of $4.0 million. An amortization period of five years is used in relation to this acquisition.

    All acquisitions in fiscal years ended January 31, 1997, 1998 and 1999 have been accounted for under the purchase method. The results of all companies acquired have been consolidated in the Company's figures from date of acquisition.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

10. EARNINGS PER SHARE

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

    The calculation for earnings per share is shown below for the years ended January 31,

                                                                           1997           1998           1999
                                                                       -------------  -------------  -------------
BASIC EARNINGS PER SHARE
Net income/(loss)....................................................  $  (2,343,787) $   3,068,620  $   5,822,022
                                                                       -------------  -------------  -------------
Weighted Average Number of Common Shares outstanding.................      5,170,254      6,588,911      9,130,824
                                                                       -------------  -------------  -------------
Net income/(loss) per Common Share Basic.............................  $       (0.45) $        0.47  $        0.64
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

DILUTED EARNINGS PER SHARE
Net income/(loss)....................................................  $  (2,343,787) $   3,068,620  $   5,822,022
                                                                       -------------  -------------  -------------
Weighted Average Number of Common Shares outstanding.................      5,170,254      6,588,911      9,130,824
Additional Shares to be Issued upon Assumed Exercise of Options and
  Warrants...........................................................             --      2,556,925      3,132,840
Shares Hypothetically Repurchased at the Average Market Price with
  the Proceeds of Exercise...........................................             --     (2,016,529)    (1,779,364)
                                                                       -------------  -------------  -------------
Adjusted Shares for Dilution.........................................      5,170,254      7,129,307     10,484,300
                                                                       -------------  -------------  -------------
Net income/(loss) per Common Share Diluted...........................  $       (0.45) $        0.43  $        0.56
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

11. INVENTORIES

    Inventories consist of the following:

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1999
                                                            ---------  ---------
                                                             $'000'S    $'000'S
Computer hardware.........................................  $  11,702  $  23,678
Computer software.........................................         20          7
Work in progress..........................................        130        155
                                                            ---------  ---------
                                                            $  11,852  $  23,840
                                                            ---------  ---------
                                                            ---------  ---------

12. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1999
                                                            ---------  ---------
                                                             $'000'S    $'000'S
Vehicles..................................................  $   1,327  $   1,363
Furniture, fixtures and equipment.........................      2,767      3,741
Computer equipment........................................      3,168      6,589
                                                            ---------  ---------
                                                                7,262     11,693
Less accumulated depreciation.............................     (4,407)    (5,794)
                                                            ---------  ---------
                                                            $   2,855  $   5,899
                                                            ---------  ---------
                                                            ---------  ---------

13. ACCRUED LIABILITIES

    Accrued liabilities are as follows:

                                                                 JANUARY 31,
                                                             --------------------
                                                               1998       1999
                                                             ---------  ---------
                                                              $'000'S    $'000'S
Value Added Tax............................................  $   1,876  $  10,567
Payroll taxes..............................................      1,866      6,044
Other......................................................        285        123
                                                             ---------  ---------
                                                             $   4,027  $  16,734
                                                             ---------  ---------
                                                             ---------  ---------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

14. LINES OF CREDIT BANK

                                                                                  JANUARY 31,
                                                                              --------------------
                                                                                1998       1999
                                                                              ---------  ---------
                                                                               $'000'S    $'000'S
The Company has a L3.0 million (approximately $4.9 million) line of credit
  (overdraft protection) with a United Kingdom bank. Interest is charged at
  1.25% above bank base rates. Bank base interest rate was 5.50% at January
  31, 1999..................................................................  $      --  $   2,386

The Company had a L650,000 (approximately $1.1 million) line of credit
  (overdraft protection) with a United Kingdom bank. Interest was charged at
  2.75% above bank base rates. Bank base rates were 7.25% at January 31,
  1998. The Company closed this facility during fiscal 1999.................        943         --

The Company had a L997,000 (approximately $1.6 million) line of credit
  (overdraft protection) with a United Kingdom bank which includes L200,000
  ($0.3 million approximately) VAT and duty deferment on the import of goods into the United Kingdom. Interest was charged at 2.5% above bank base rate of 7.25% at January 31, 1998. This facility was closed by the Company
  during fiscal 1999........................................................        644         --

The Company's French subsidiary's have bank lines of credit with French and
  Belgium banks for $5.5 million. Interest is charged at rates between 3.36%
  and 8.55% on utilized amounts. The lines of credit are secured on the
  assets of these companies.................................................        722         --

The Company's Italian subsidiary has bank lines of credit with Italian banks for $4.1 million. Interest is charged at rates between 4.5% and 8.3% on
  utilized amounts..........................................................         --      2,794
                                                                              ---------  ---------
                                                                              $   2,309  $   5,180
                                                                              ---------  ---------
                                                                              ---------  ---------

15. NOTES PAYABLE

    Notes payable are as follows:

                                                                                  JANUARY 31,
                                                                              --------------------
                                                                                1998       1999
                                                                              ---------  ---------
                                                                               $'000'S    $'000'S
Notes payable to a United Kingdom factoring company representing advance payments on eligible trade receivables....................................
The Company remains liable for the advance payments in the event the receivables are not collected. The Company pays the factoring company an administrative fee of 0.075% of the receivable balance and interest at
  1.5% above bank base rates. Bank base rate was 5.5% at January 31, 1999.
  The facility is secured by a fixed and floating charge over the trade
  receivable of the Hammer subsidiary.......................................  $   2,858  $   5,393
                                                                              ---------  ---------
                                                                              $   2,858  $   5,393
                                                                              ---------  ---------
                                                                              ---------  ---------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1998 AND 1999

16. INCOME TAXES

    The Company files a separate U.S. federal income tax return for its domestic operations and a Local income tax return for each of its foreign subsidiaries. The foreign subsidiaries compute taxes at rates in effect in their respective locations. Deferred federal income taxes are not provided on the undistributed earnings of the Company's foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings in its foreign operations.

    At January 31, 1999, the Company has available for future use approximately $2.2 million of net operating loss carryforwards expiring from 2005 through 2019, related to its U.S. operations and $12.4 million related to its foreign operations of which $0.7 million can be carried forward indefinitely. The tax benefits of acquired net operating loss carry forwards will be recorded as decreases to goodwill when realized.

    The provision for income taxes (benefit) is as follows:

                                                         1997        1998       1999
                                                      -----------  ---------  ---------
                                                        $'000'S     $'000'S    $'000'S
Current:
  U.S. Federal......................................   $      --   $      --  $      --
  U.S. State........................................          --          --         --
  Foreign...........................................         526         625      1,656
                                                           -----   ---------  ---------
                                                             526         625      1,656
Deferred:
  U.S. Federal......................................          --        (467)        97
  U.S. State........................................          --         (71)        15
  Foreign...........................................        (110)        962      1,798
                                                           -----   ---------  ---------
                                                            (110)        424      1,910
                                                           -----   ---------  ---------
  Total provision for income taxes..................   $     416   $   1,049  $   3,566
                                                           -----   ---------  ---------
                                                           -----   ---------  ---------

    The Company computes income tax expense based on the foreign statutory rates. Income tax expense for the years ended January 31, 1997, was computed by applying the UK statutory rate of 33% to pre-tax income (loss). During the year ended January 31, 1998, the UK statutory rate was reduced from 33% to 31%. For the year ended January 31, 1998, the Company computed income tax expense at a rate of 33% for 2 months and 31% for 10 months resulting in a blended tax rate of 31.33% for the year. For the year ended January 31, 1999, the Company computed income tax expense for the year at statutory rates applicable to its European subsidiaries, ranging from 31% to 40%.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

16. INCOME TAXES (CONTINUED)
    Income tax expense for the years ended January 31, 1997, 1998 and 1999 differed from the amounts computed by applying the appropriate UK statutory tax rate to pre-tax income (loss) as a result of the following:

                                                     FOR THE YEARS ENDED JANUARY 31,
                                                    ---------------------------------
                                                      1997        1998        1999
                                                    ---------   ---------   ---------
                                                     $'000'S     $'000'S     $'000'S
Expected tax at UK rate...........................    $(636)      $ 1,290     $ 2,910
Effect of write downs and amortization of
  goodwill........................................      395           351         598
Change in valuation allowance.....................      452          (418)       (111)
Utilization of net operating losses for which no
  benefit was previously recognized...............       --          (289)         --
Effect of UK statutory rate change on deferred tax
  assets and liabilities..........................       --            59          --
Effect of foreign profits taxed at non-UK rates...                                333
Non deductible items and other....................      205            56        (164)
                                                    ---------   ---------   ---------
Actual tax charge.................................    $ 416       $ 1,049     $ 3,566
                                                    ---------   ---------   ---------
                                                    ---------   ---------   ---------

    The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows at January 31:

                                                                        1998       1999
                                                                      ---------  ---------
                                                                       $'000'S    $'000'S
Net operating loss carryforwards....................................  $   2,041  $   5,447
Other deferred tax assets...........................................        662        724
                                                                      ---------  ---------
Total deferred tax assets...........................................      2,703      6,171
Valuation allowance.................................................       (301)    (2,817)
                                                                      ---------  ---------
Deferred tax assets, net............................................  $   2,402  $   3,354
                                                                      ---------  ---------
                                                                      ---------  ---------

    In order for the net deferred tax asset to be realized, the Company's foreign operations will need to earn taxable income of approximately $7.0 million. Management believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

    At January 31, 1998 and 1999, the Company had established a valuation allowance against its otherwise recognizable deferred tax assets of its domestic operations due to uncertainty surrounding the ability of the Company, to generate taxable income in future periods in its U.S. operations. For the year ended January 31, 1999, the valuation allowance decreased by $111,000 because management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize $886,000 of deferred tax assets of its domestic operations.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

17. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases vehicles under capital leases which expire over the next three years. The gross amount of these capital leases is as follows:

                                                                  JANUARY 31,
                                                              --------------------
                                                                1998       1999
                                                              ---------  ---------
                                                               $'000'S    $'000'S
Vehicles, gross.............................................  $   1,025  $   2,272
Less accumulated depreciation...............................       (499)      (914)
                                                              ---------  ---------
Net.........................................................  $     526  $   1,358
                                                              ---------  ---------
                                                              ---------  ---------

    The total charge for depreciation for assets under capital leases for the year to January 31, 1999, was $415,000.

    Future minimum lease payments including payments for rental inventories with a net book value of $88,500, under capital leases together with the present value of net minimum lease payments at January 31, 1999, are as follows:

                                                    $'000'S
                                                    -------
2000..............................................   $ 700
2001..............................................     475
2002..............................................     362
2003..............................................      27
2004..............................................      --
                                                    -------
Total minimum lease payments......................   1,564
Less amount representing interest.................    (176)
                                                    -------
Present value of net minimum lease payments.......   1,388
Less current portion..............................    (608)
                                                    -------
                                                     $ 780
                                                    -------
                                                    -------

    The Company also has certain non-cancellable operating leases for premises and various equipment and vehicles. Total rental expenses for operating leases for the years ending January 31, 1997, 1998 and 1999, amounted to $1.1 million, $2.4 million and $2.8 million, respectively.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The principal lease commitments for premises are as follows:

    - the Company's K2 subsidiary leases an office facility in Watford, England for $204,000 (L124,000) per year. The lease, on which there are periodic reviews, expires August 2013.

    - the Company's 4Front Services subsidiary leases an office/warehouse facility in Ruislip, England for $144,000 (L87,000) per year expiring February 2002.

    - the Company's Firstpoint subsidiary leases an office/warehouse facility in Slough, England for $469,000 (L285,000) per year. The lease which expires in December 2010 is subject to periodic reviews.

    - the Company's Datapro subsidiary leases an office/warehouse facility in Brighton, England for $58,000 (L35,000) per year, expiring in February 2002.

    - the Company's 4Front Products subsidiary leases an office/warehouse facility in Newbury, England for $61,000 (L37,000) per year. The lease expires in September 2002.

    - the Company's Hammer subsidiary leases office/warehouse facilities in Basingstoke, England for $110,000 (L67,000) per year. The leases expire in September 1999 and March 2000.

    - the Company's 4Front Group subsidiary leases offices in London, England for $61,000 (L37,000) per year. The lease expires in April 2002.

    - the Company's Italian subsidiary leases offices in Milan, Italy for $332,000 (Lira 585 million) per year. The leases expire in January and December 2003.

    - the Company's French subsidiary leases offices in Paris, France for $250,000 (French Franc 1.5 million) per year. The lease expires in September 1999 and is renewable at the Company's discretion.

    - the Company's French subsidiary leases further offices in Paris, France for $580,000 (French Franc 3.4 million) per year. The lease expires in July 1999 and is renewable at the Company's discretion.

    Obligations under operating leases are as follows for each of the years ending January 31:

                                                                                      $'000'S
                                                                                     ---------
2000...............................................................................  $   3,671
2001...............................................................................      2,722
2002...............................................................................      2,076
2003...............................................................................      1,461
2004...............................................................................      1,193
Thereafter.........................................................................      6,261
                                                                                     ---------
Total..............................................................................  $  17,384
                                                                                     ---------
                                                                                     ---------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LITIGATION

    The Company is involved in various claims and legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate settlement of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of its operations.

18. STOCKHOLDERS' EQUITY

RECENT STOCK TRANSACTIONS

    In June 1996, the Company sold 3,000,000 shares of common stock at $5.75 in a public offering of shares. Pursuant to this offering the underwriters exercised the overallotment option under which an additional 450,000 shares of Common Stock were sold.

    Pursuant to the Offering of the Company's Common Stock completed in June 1996, 300,000 warrants to purchase Common Stock were granted to the underwriters at an exercise price of $9.49.

    In the fiscal year ended January 31, 1997, 6,000 warrants at $2.00 were exercised.

    During fiscal 1998, 407,774 of the $2.00 warrants were exercised, 69,900 of the $7.50 warrants were exercised and all remaining $2.00, $7.50 and $4.00 warrants expired.

    During fiscal 1999, 18,750 of the $4.50 warrants were exercised.

    During fiscal 1999, 602,708 options were exercised, 387,708 of which were exercised as part of the Company's public offering and the remainder during the year.

    In July 1998, the Company sold 2,955,292 new shares of Common Stock at $11.00 in a public offering of shares.

    The number of warrants outstanding are summarized as follows at January 31:

                                                                                     NUMBER OF SHARES OF
                                                                                         COMMON STOCK
                                                                                       TO BE ISSUED ON
                                                                                          CONVERSION
                                                                                     --------------------
DATE CONVERTIBLE                                                  CONVERSION PRICE     1998       1999
----------------------------------------------------------------  -----------------  ---------  ---------
Prior to January 31, 2000.......................................      $    4.50        197,500    197,500
September 1996 to June 2000.....................................      $    4.50        257,500    238,750
Prior to May 2000...............................................      $    6.50        150,457    150,457
October 1996 to October 2001....................................      $    7.50        113,333    113,333
June 1996 to June 2001..........................................      $    9.49        300,000    300,000

19. STOCK OPTIONS

    Pursuant to a non-qualified plan approved by the Board of Directors in 1989, all employees of the Company may be granted options to purchase common stock of the Company at a price not less than the fair market value on the date of grant. The term of the option shall be no longer than five years from the date the option is granted. The Company has reserved 75,000 of the authorized but unissued shares of Common Stock for issuance upon exercise of the options. Pursuant to the above plan, 57,500 options were granted as of July 27, 1989, to current and former officers and directors of the Company. The options were exercised in July 1994, for $38,352.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

19. STOCK OPTIONS (CONTINUED)
    In September and November 1994, the Company, through another stock option plan, has issued 1,260,875 options to management, employees and consultants to purchase Common Stock at an exercise price of $4.00 per share. These options are exercisable through periods ending September and November 1999.

    In August and November 1995 the Company through another stock option plan, has issued 725,463 options to management, employees and consultants to purchase Common Stock at an exercise price of $5.00 per share. These options are exercisable through August and November 2000.

    In August 1995, options to purchase 24,000 shares of Common Stock at a price of $4.40 per share (expiring August 2000) were issued to a consultant pursuant to a contractual obligation.

1996 EQUITY INCENTIVE PLAN

    In May 1996, the Company adopted the 1996 4Front Technologies, Inc. Equity Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 400,000 shares of the Common Stock of the Company. The Plan permits the grant of options to officers, employees, directors and consultants of the Company. This Plan was approved by stockholders on February 5, 1997, at a Special Meeting. The stockholders on September 4, 1998, approved an increase in the amount of options available for grant under the plan to 1,100,000.

    Pursuant to the Plan, in February 1997, 122,000 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $5.75. These options are exercisable through February 2007. As at January 31, 1999, 74,000 of these options expired due to the grantees no longer working for the Company.

    Pursuant to the Plan, in February 1997, 125,000 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $3.38. These options are exercisable through February 2007. As at January 31, 1999, 30,000 of these options expired due to the grantees no longer working for the Company.

    Pursuant to the Plan, in November 1997, 87,500 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $8.75. These options are exercisable through November 2007. As at January 31, 1999, 4,750 of these options expired due to the grantees no longer working for the Company.

    Pursuant to the Plan, in April 1998, 283,840 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $8.75. These options are exercisable through April 2008.

    Pursuant to the Plan, in October 1998, 266,520 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $5.625. These options are exercisable through October 2008.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

19. STOCK OPTIONS (CONTINUED)
    A summary of the status of the Company's stock option plans as of January 31, 1997, 1998 and 1999 and changes during the years ended on those dates are presented below:

                                                                         1997                      1998               1999
                                                               ------------------------  ------------------------  -----------
                                                                             WEIGHTED                  WEIGHTED
                                                                              AVERAGE                   AVERAGE
                                                                 SHARES      EXERCISE      SHARES      EXERCISE      SHARES
                                                                ('000'S)       PRICE      ('000'S)       PRICE      ('000'S)
                                                               -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of year.............................       2,010    $    4.37        1,985    $    4.36        2,185
Granted......................................................          --           --          335         5.65          550
Exercised....................................................          --           --           --           --         (602)
Forfeited....................................................         (25)        5.00         (135)        4.90           --
                                                                    -----                     -----                     -----
Outstanding at end of year...................................       1,985    $    4.36        2,185    $    4.52        2,133
                                                                    -----                     -----                     -----
                                                                    -----                     -----                     -----
Options exercisable at year end..............................       1,985                     1,983                     1,872
                                                                    -----                     -----                     -----
                                                                    -----                     -----                     -----

                                                                WEIGHTED
                                                                 AVERAGE
                                                                EXERCISE
                                                                  PRICE
                                                               -----------
Outstanding at beginning of year.............................   $    4.52
Granted......................................................        7.24
Exercised....................................................        4.19
Forfeited....................................................          --
Outstanding at end of year...................................   $    5.31
Options exercisable at year end..............................

20. RELATED PARTY TRANSACTIONS

    In addition to transactions with related parties discussed throughout the notes to the consolidated financial statements, the following related party transactions have taken place.

CONTROL OF THE COMPANY

    Principal ownership and control of the Company rests with the Chairman of the Board and Chief Executive Officer.

STOCKHOLDERS ADVANCES

    As of January 31, 1998 and 1999, the Company's majority stockholders were owed $18,000 and $23,000, respectively, in non-interest, unsecured advances, due on demand.

OFFICE SPACE

    The Company rents office space in Denver, Colorado provided by an officer/stockholder of the Company at $500 per month. The lease is on a month-to-month basis.

21. PENSION PLANS

    The Company sponsors, through its 4Front Group subsidiary, a money purchase pension plan (voluntary) covering its Chairman and Chief Executive Officer and President. The Company made contributions of approximately $54,000 (L32,000) and $60,000 (L36,000) in the years ended January 31, 1998 and 1999, respectively per year under this plan. The Company through its subsidiaries also sponsor money purchase pension plans (voluntary) covering certain directors and employees. There are no accrued pension contributions at January 31, 1997, 1998 and 1999, under any plan. The Company and its subsidiaries contributed $382,000 under all pension plans for other employees in the fiscal year ended January 31, 1999.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

22. STOCK BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123), which encouraged the use of a fair value based method of accounting for compensation expense associated with stock options and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied in 1997, 1998 and 1999. The pro forma data presented below is not representative of the effects on reported amounts for future years for SFAS No. 123 does not apply to awards prior to 1996 and additional awards are expected in the future.

                                                         AS REPORTED                          PRO FORMA
                                              ----------------------------------  ----------------------------------
                                                 1997        1998        1999        1997        1998        1999
                                              ----------  ----------  ----------  ----------  ----------  ----------
Net income (loss) (in thousands)............  $   (2,344) $    3,069  $    5,822  $   (2,995) $    2,155  $    4,380
Income (loss) per share.....................  $    (0.45) $     0.47  $     0.64  $    (0.58) $     0.31  $     0.45

Average shares outstanding..................   5,170,254   6,588,911   9,130,824   5,170,254   6,851,253   9,681,784
Average fair value of grants during the
  year......................................

Black-Scholes option pricing model
  assumptions:
  Risk-free interest rate...................                                            5.2%        5.2%        4.5%
  Expected life (years).....................                                             3.6          10          10
  Volatility................................                                           70.9%       66.9%       65.7%

23. FOREIGN OPERATIONS

    Included in the accompanying consolidated financial statements are the following amounts for the United Kingdom and Continental Europe operations at:

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1999
                                                            ---------  ---------
                                                             $'000'S    $'000'S
Cash......................................................  $   3,491  $   4,918
Accounts receivable.......................................     18,357     54,910
Inventories...............................................     11,852     23,840
Deposits..................................................         49         51
Other current assets......................................      1,936      4,104
Income taxes receivable...................................          6         16
Property and equipment, net...............................      2,855      5,899
Other assets..............................................        101         93
                                                            ---------  ---------
                                                            $  38,647  $  93,831
                                                            ---------  ---------
                                                            ---------  ---------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1999

23. FOREIGN OPERATIONS (CONTINUED)

                                                              YEARS ENDED JANUARY 31,
                                                          -------------------------------
                                                            1997       1998       1999
                                                          ---------  ---------  ---------
                                                           $'000'S    $'000'S    $'000'S
Revenues................................................  $  53,015  $  84,145  $ 148,897
                                                          ---------  ---------  ---------
Cost of revenues........................................     36,018     54,662     90,302
Expenses................................................     18,607     25,061     49,340
Income taxes............................................        416      1,049      3,566
                                                          ---------  ---------  ---------
Net income (loss).......................................  $  (2,026) $   3,373  $   5,689
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

    During the year ended January 31, 1997, 1998 and 1999, no customers accounted for 10% or more of total revenues.

24. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                              YEARS ENDED JANUARY 31,
                                                          -------------------------------
                                                            1997       1998       1999
                                                          ---------  ---------  ---------
                                                           $'000'S    $'000'S    $'000'S
Purchase of equipment financed with capital lease
  obligations...........................................  $     398  $     675  $   1,476
Stock issued to acquire Eurosystems.....................  $      --  $     600  $      --

25. VALUATION AND QUALIFYING ACCOUNTS

    The following is a summary of the change in the allowance for doubtful accounts for each of the years in the three year period ended January 31, 1999:

                                                              YEARS ENDED JANUARY 31,
                                                          -------------------------------
                                                            1997       1998       1999
                                                          ---------  ---------  ---------
                                                           $'000'S    $'000'S    $'000'S
Balance at the beginning of the year....................  $      79  $     273  $     452
Provision...............................................        349        518        626
Charges.................................................       (155)      (339)      (436)
                                                          ---------  ---------  ---------
Balance at the end of the year..........................  $     273  $     452  $     642
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.