Form 10-Q
period 1999-04-30
4FRONT TECHNOLOGIES INC
filed 1999-06-11
CIK 91649

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

                  For the quarterly period ended April 30, 1999

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at June 10, 1999 was 10,732,007 shares of Common Stock, $.001 par value.

============================================================

ITEM 1.       FINANCIAL STATEMENTS


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     THREE MONTH PERIOD ENDED APRIL 30, 1999




                                TABLE OF CONTENTS
                                -----------------


                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------

CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of January 31, 1999
           and April 30, 1999 (unaudited)                                                    1

           Condensed Consolidated Statements of Operations for the
           three months ended April 30, 1998 and 1999 (unaudited)                            3

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the three months ended April 30, 1999 (unaudited)                      4

           Condensed Consolidated Statements of Comprehensive Income
           (loss) for the three months ended April 30, 1998 and 1999 (unaudited)             4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended April 30, 1998 and 1999 (unaudited)                            5

           Notes to the Condensed Consolidated Financial Statements                          6



                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                                        JANUARY 31,        APRIL 30,
                                                           1999              1999
                                                       -------------      -----------
                                                         $ `000'S         $ `000'S
                                                                          (UNAUDITED)

CURRENT ASSETS:
         Cash                                             $ 26,162          $ 23,190
         Accounts receivable, net of allowance
           for doubtful accounts of $642,000 and
           $701,000 respectively                            54,910            53,722
         Deposits                                               51                51
         Inventories                                        23,840            29,389
         Prepaid expenses                                    4,130             4,449
         Income taxes receivable                                16                16
         Other current assets                                  487               297
                                                          --------          --------

                  Total current assets                     109,596           111,114

PROPERTY AND EQUIPMENT,  net                                 5,899             7,183

INTANGIBLE ASSETS, net                                      26,573            26,150

DEFERRED INCOME TAX                                          3,354             2,791

SOFTWARE DEVELOPMENT COSTS                                     757               638

OTHER ASSETS                                                    93                 7
                                                          --------          --------

TOTAL ASSETS                                              $146,272          $147,883
                                                          --------          --------
                                                          --------          --------







      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                             JANUARY 31,             APRIL 30,
                                                                                1999                    1999
                                                                          -----------------         -----------
                                                                             $ `000'S                  $ `000'S
                                                                                                    (UNAUDITED)

CURRENT LIABILITIES:
         Accounts payable                                                       $  37,384           $  38,030
         Accrued liabilities                                                       16,734              17,060
         Stockholder advances                                                          23                  23
         Lines of credit-bank                                                       5,180               5,715
         Notes payable                                                              5,393               4,938
         Capital lease obligations, current portion                                   608                 644
         Income taxes payable                                                       2,159               3,205
         Deferred revenue                                                          19,334              16,420
                                                                                ---------           ---------

                  Total current liabilities                                        86,815              86,035

CAPITAL LEASE OBLIGATIONS, less current
  portion                                                                             780                 801
                                                                                ---------           ---------

TOTAL LIABILITIES                                                                  87,595              86,836
                                                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.001, 5,000,000
           shares authorized.  No shares issued or
           outstanding                                                               --                  --
         Common stock, par value $.001, 30,000,000
           shares authorized 10,628,067 and 10,728,007
           shares issued and outstanding, respectively                                 11                  11
         Additional paid-in capital                                                56,123              56,528
         Accumulated reserves                                                       2,668               4,653
         Cumulative foreign currency translation adjustment                          (125)               (145)
                                                                                ---------           ---------

                  Total stockholders' equity                                       58,677              61,047
                                                                                ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                          $ 146,272           $ 147,883
                                                                                =========           =========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE THREE MONTHS ENDED
                                                                APRIL 30,        APRIL 30,
                                                                 1998              1999
                                                             ------------       -----------
                                                               $ `000'S          $ `000'S
                                                              (UNAUDITED)       (UNAUDITED)
REVENUES
Services                                                       $16,437            $38,429
Products                                                        10,267             18,897
                                                               -------            -------
                                                                26,704             57,326
                                                               -------            -------

Cost of Services                                                 7,629             18,486
Cost of Products                                                 8,534             16,242
                                                               -------            -------
                                                                16,163             34,728
                                                               -------            -------

GROSS PROFIT
Services                                                         8,808             19,943
Products                                                         1,733              2,655
                                                               -------            -------
                                                                10,541             22,598
                                                               -------            -------

OPERATING EXPENSES

         Selling, general and administrative expenses            8,004             18,024
         Depreciation                                              294                434
         Amortization                                              422                760
                                                               -------            -------
         Total operating expenses                                8,720             19,218
                                                               -------            -------

INCOME BEFORE INTEREST, INCOME
TAXES:                                                           1,821              3,380

         Interest income                                            68                264
         Interest expense                                         (209)              (222)
                                                               -------            -------

INCOME BEFORE INCOME TAXES:                                      1,680              3,422

INCOME TAXES                                                       588              1,437
                                                               -------            -------

NET INCOME                                                     $ 1,092            $ 1,985
                                                               -------            -------

NET INCOME  PER COMMON SHARE (BASIC)                           $ 0.15             $  0.19

NET INCOME PER COMMON SHARE (DILUTED)                          $ 0.13             $  0.17







      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                                                       ACCUMULATED
                                                                                          OTHER
                                              COMMON STOCK                            COMPREHENSIVE
                                         ------------------------     ACCUMULATED        INCOME
                                         SHARES         AMOUNT         (RESERVES        (DEFICIT)          TOTAL
                                       ----------    ------------    ------------     -------------   ------------
BALANCE, JANUARY 31, 1999              10,628,067    $ 56,134,228    $  2,668,256    $   (125,070)    $ 58,677,414

Net income for
 period (unaudited)                          --              --         1,985,092            --          1,985,092
Share options exercised                    99,940         404,976            --              --            404,976
Other comprehensive income (loss)            --              --              --           (20,519)         (20,519)
                                     ------------    ------------    ------------    ------------     ------------

BALANCE, APRIL 30, 1999                10,728,007    $ 56,539,204    $  4,653,348    $   (145,589)    $ 61,046,963
(UNAUDITED)                          ------------    ------------    ------------    ------------     ------------
                                     ------------    ------------    ------------    ------------     ------------





                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                               COMPREHENSIVE INCOME

                                                                   APRIL 30,                 APRIL 30,
                                                                      1998                     1999
                                                                -----------------         -----------
                                                                   $ `000'S                  $ `000'S

Net income                                                        $   1,092                 $   1,985

Foreign currency translation adjustment                                 (78)                      (20)
                                                                ------------              ------------

Comprehensive income                                              $   1,014                 $   1,965
                                                                ------------              ------------
                                                                ------------              ------------






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FOR THE THREE MONTHS ENDED
                                                               APRIL 30,          APRIL 30,
                                                                 1998                1999
                                                             -----------         -----------
                                                               $ `000'S           $ `000'S
                                                              (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  1,092           $  1,985
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
         Depreciation                                               294                434
         Amortization                                               422                760
         Gain on disposal of fixed assets                            (8)               (21)
         (Increase) decrease in accounts receivable              (2,093)             1,188
         (Increase) in inventories                               (1,218)            (5,549)
         (Increase) in prepaid expenses                            (151)              (319)
         Increase in income taxes                                   242              1,046
         (Increase) decrease in other current assets               (140)               190
         Decrease in deferred income tax                            323                563
         Increase in accounts payable                               503              1,008
         Increase in accrued liabilities                            276                326
         (Decrease) in deferred revenue                            (455)            (2,914)
                                                               --------           --------

         Net cash used by operating activities                     (913)            (1,303)
                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                                     (401)            (1,361)
         Proceeds from disposal of equipment                          8                 31
         Acquisition of subsidiaries                               (569)              (475)
         Capitalization of software development costs                --               (105)
         Decrease in other assets                                    14                 86
                                                               --------           --------

         Net cash used by investing activities                     (948)            (1,824)
                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in lines of credit-bank                         1,453                535
         Repayment of notes payable                                  (5)              (455)
         Payments of capital lease obligations                     (142)              (310)
         Net proceeds from exercise of share options                400                405
                                                               --------           --------

         Net cash from financing activities                       1,706                175
                                                               --------           --------

Effect of exchange rate changes on cash                             (78)               (20)
                                                               --------           --------
NET (DECREASE) IN CASH                                             (233)            (2,972)
Cash at beginning of period                                       4,586             26,162
                                                               --------           --------
Cash at end of period                                          $  4,353           $ 23,190
                                                               --------           --------
                                                               --------           --------
Cash paid for interest expense                                 $    209           $    222
                                                               --------           --------
                                                               --------           --------




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -   NATURE  OF BUSINESS

         4Front Technologies, Inc. and subsidiaries (the "Company" or "4 Front") is a leading provider of information technology solutions, which consist of specialized computer services and complementary products, primarily to blue chip corporations and government authorities in the United Kingdom and in Continental Europe. The Company's solutions include hardware maintenance, help desk support, network servers, specialized software services and products and the supply of high-end storage systems.

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

         The results of the three months ended April 30, 1999 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1999.

NOTE 3 - EARNINGS PER SHARE


                                                                           FOR THE MONTHS ENDED
                                                                           --------------------
                                                                APRIL 30, 1998          APRIL 30, 1999
                                                               -----------------       ---------------
                                                                   (UNAUDITED)           (UNAUDITED)
BASIC EARNINGS PER SHARE

Net income                                                        $  1,092,118           $  1,985,092
                                                                  ------------           ------------
Weighted Average Number of Common Shares
  outstanding                                                        7,060,108             10,665,743
                                                                  ------------           ------------

Net income per Common Share Basic                                 $       0.15           $       0.19
                                                                  ============           ============
DILUTED EARNINGS PER SHARE

Net income                                                        $  1,092,118           $  1,985,092
                                                                  ------------           ------------
Weighted Average Number of Common Shares
  outstanding                                                        7,060,108             10,665,743
Additional Shares to be Issued upon Assumed
  Exercise of Options and Warrants                                   3,417,305              3,134,765
Shares Hypothetically Repurchased at the Average
  Market Price with the Proceeds of Exercise                        (1,824,487)            (1,914,273)
                                                                  ------------           ------------

Adjusted Shares for Dilution                                         8,652,926             11,886,235
                                                                  ------------           ------------

Net income per Common Share Diluted                               $       0.13           $       0.17
                                                                  ------------           ------------
                                                                  ------------           ------------


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  INVENTORIES

Inventories consist of the following:


                         JANUARY 31, 1999     APRIL 30, 1999
                         ----------------    ---------------
                                               (UNAUDITED)

Computer hardware               $23,678          $29,081
Computer software                     7                7
Work in progress                    155              301
                                -------          -------
                                $23,840          $29,389
                                -------          -------
                                -------          -------



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

         The Company has provided income tax for the three months ended
April 30, 1998 of $588,064 on the profits of its operations, and for the three months to April 30, 1999 $1,437,481.

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

         The Company has grown rapidly due, in large part, to acquisitions. Compass Computer Group ("Compass") was acquired in fiscal 1996, Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") were acquired in fiscal 1997 and Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. Decision Systems ("DS"), Memorex Telex Italia ("Memorex"), Penagen Training Ltd ("Penagen") and I-NEA S.A. ("I-NEA") were acquired in fiscal 1999. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. As used herein, references to a "fiscal year" refer to January 31 of such year. For example, fiscal 1999 refers to the year ended January 31, 1999.

         Because of the effect upon the Company's results of operations for the year ended January 31, 1999 of acquisitions made during that period, direct comparison of the Company's results of operations for the periods ended
April 30, 1998 and April 30, 1999 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.


RESULTS OF OPERATIONS


THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1998

REVENUES

         Revenues for the three months ended April 30, 1999 were $57.3 million, an increase of $30.6 million, or approximately 114.6% compared to $26.7 million for the three months ended April 30, 1998. Revenues from services were $38.4 million, or 67.0% of the total revenue, with revenues from the supply of products at $18.9 million, or 32.96% of the total revenues. In the comparable period of the prior year, services' revenues were 61.6% of total revenues and products' revenues were 38.4 % of the total revenues.

GROSS PROFIT

         Gross profit for the three months ended April 30, 1999 was $22.6 million, an increase of $12.1 million, or 114.4% compared to $10.5 million for the three months ended April 30, 1998. Gross margin decreased from 39.47% for the three months ended April 30, 1998 to 39.42% for the three months ended April 30, 1999. Gross profit for services increased 126.4% from $8.8 million for the three months ended April 30, 1998 to $19.9 million for the three months ended April 30, 1999. Gross profit for products increased 53.2% from $1.7 million for the three months ended April 30, 1998 to $2.7 million for the three months to April 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $18.0 million, an increase of $10.0 million, or 125.2% compared to $8.0 million for the three months ended April 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 31.44% from 29.97% in the three months ended April 30, 1999. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion and integration of the Company's businesses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended
April 30, 1999 was $1.2 million, an increase of $0.5 million, or 66.8% compared to $0.7 million for the three months ended April 30, 1998. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA. Depreciation was $434,000, an increase of $140,000 or 47.6%, from $294,000 for the prior period. Amortization expense was $760,000, an increase of $338,000, or 80.1%, from $422,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions and three years for capitalized software development costs.

EARNINGS (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES

         Earnings before interest expense and income taxes for the three months ended April 30, 1999 was $3.4 million, an increase of $1.6 million, or 85.6%, as compared to $1.8 million for the three months ended April 30, 1998. As a percentage of revenues, earnings before interest expense and income taxes decreased from 6.8% in the three months ended April 30, 1998 to 5.9% for the three months ended April 30, 1999.

         EBIT before depreciation and amortization ("EBITDA") increased for the three months ended April 30, 1999 to $4.57 million from $2.54 million for the three months ended April 30, 1998 an increase of $2.03 million or 80.2%. As a percentage of revenues, EBITDA decreased from 9.5% for the three month period ended April 30, 1998 to 7.9% for the three month period ended April 30, 1999.

INTEREST

         Interest expense for the three months ended April 30, 1999 was $222,000 compared to $209,000 for the three months ended April 30, 1998. Interest income increased from $68,000 for the three months ended April 30, 1998 to $264,000 an increase of $196,000, arising from higher cash balances on hand during the quarter.

INCOME TAXES

         The Company's effective income tax percentage rate has increased from 35% for the three months ended April 30, 1998, to 42% for the three months ended April 30, 1999, resulting in a tax charge for the three months ended April 30, 1999, of $1.4 million an increase of $849,000 from $588,000 for the three months ended April 30, 1998. The principle reasons for this increase are the increased profits the Company is making from its Continental European operations where income tax rates are approximately 10% greater than the UK, where previously the majority of the Company's taxable profits were made and also as a result of the increased non-deductible depreciation and amortization charges which have increased from $0.7 million for the three months ended April 30, 1998 to $1.2 million for the three months ended April 30, 1999. Further expansion by the Company into higher tax rate jurisdictions may increase the overall effective tax rate further.

LIQUIDITY AND CAPITAL RESOURCES

         From inception until June 1996, the Company's sources of capital had been cash flows from operations, private placements of securities, primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 2, 1998, the Company completed a secondary public offering through a further sale of 2.9 million shares of Common Stock. As a result of this offering, the Company raised net proceeds of $31.0 million.

         As of April 30, 1999, the Company had lines of credit with UK, French, Italian and Belgian banks in the aggregate amount of (pound)15 million ($24 million). As of April 30, 1999 $5.7 million was outstanding.

         The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

         The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum. At April 30, 1999, $4.9 million under this agreement was outstanding.

         Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of April 30, 1999 were $23,000. These outstanding advances do not bear interest, and are payable on demand.

         The Company's working capital increased from $22.8 million surplus at January 31, 1999 to a surplus of $25.1 million at April 30, 1999.

         Net cash used by operating activities during the three months ended April 30, 1999 was $1.3 million, which reflected the net effect of an increase in net accounts payable, accrued liabilities, and inventories and a decrease in deferred revenues. Net cash used by investing activities was $1.8 million, for the three months ended April 30, 1999, primarily reflecting cash used for the purchase of equipment and the payment of deferred consideration on the acquisition of Firstpoint. Net cash provided by financing activities was $0.2 million for the three months ended April 30, 1999, resulting primarily from increase of bank lines of credit and payments of outstanding obligations and the receipts from stock options which were exercised during the period.

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





June 11, 1999                                4FRONT TECHNOLOGIES, INC.



                                             BY: /S/ STEPHEN MCDONNELL
                                                ------------------------
                                             Stephen McDonnell
                                             Chief Financial Officer