Form 10-Q
period 1999-07-31
4FRONT TECHNOLOGIES INC
filed 1999-09-10
CIK 91649

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


MARK ONE [1]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to
                                ---------------    ---------------------------

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at August 28, 1999 was 10,859,093 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------

ITEM 1.           FINANCIAL STATEMENTS


                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 SIX AND THREE MONTH PERIODS ENDED JULY 31, 1999




                                TABLE OF CONTENTS



                                                                                         Page
                                                                                        Number
                                                                                        ------
CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of January 31, 1999
           and July 31, 1999 (unaudited)                                                   1

           Condensed Consolidated Statements of Operations for the six and three month periods ended July 31, 1998 and 1999
           (unaudited)                                                                     3

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the six months ended July 31, 1999 (unaudited)                       4

           Condensed Consolidated Statements of Comprehensive Income
           (loss) for the six and three months periods ended July 31, 1998
           and 1999 (unaudited)                                                            4

           Condensed Consolidated Statements of Cash Flows for the six and three month periods ended July 31, 1998 and 1999
           (unaudited)                                                                     5

           Notes to the Condensed Consolidated Financial Statements                        6

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                       JANUARY 31,       JULY 31,
                                                          1999            1999
                                                        --------        --------
                                                        $ '000'S        $ '000'S
                                                                       (UNAUDITED)
CURRENT ASSETS:
         Cash                                           $ 26,162        $ 23,271
         Accounts receivable, net of allowance
           for doubtful accounts of $642,000 and
           $724,000 respectively                          54,910          62,309
         Deposits                                             51              51
         Inventories                                      23,840          33,440
         Prepaid expenses                                  4,130           7,087
         Income taxes receivable                              16              16
         Other current assets                                487             338
                                                        --------        --------

               Total current assets                      109,596         126,512

PROPERTY AND EQUIPMENT,  net                               5,899           9,058

INTANGIBLE ASSETS, net                                    26,573          28,657

DEFERRED INCOME TAX                                        3,354           2,219

SOFTWARE DEVELOPMENT COSTS                                   757             521

OTHER ASSETS                                                  93               7
                                                        --------        --------

TOTAL ASSETS                                            $146,272        $166,974
                                                        --------        --------
                                                        --------        --------



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             JANUARY 31,        JULY 31,
                                                                                1999              1999
                                                                              ---------         ---------
                                                                              $ '000'S          $ '000'S
                                                                                                (UNAUDITED)
CURRENT LIABILITIES:
         Accounts payable                                                     $  37,384         $  52,249
         Accrued liabilities                                                     16,734            18,167
         Stockholder advances                                                        23                23
         Lines of credit-bank                                                     5,180             6,785
         Notes payable                                                            5,393             5,891
         Capital lease obligations, current portion                                 608               573
         Income taxes payable                                                     2,159             4,863
         Deferred revenue                                                        19,334            13,675
                                                                              ---------         ---------

                  Total current liabilities                                      86,815           102,226

CAPITAL LEASE OBLIGATIONS, less current
                            portion                                                 780               860
                                                                              ---------         ---------

TOTAL LIABILITIES                                                                87,595           103,086
                                                                              ---------         ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.001, 5,000,000
           shares authorized.  No shares issued or
           outstanding                                                               --
         Common stock, par value $.001, 30,000,000
           shares authorized 10,628,067 and 10,837,090
           shares issued and outstanding, respectively                               11                11
         Additional paid-in capital                                              56,123            57,382
         Accumulated reserves                                                     2,668             6,703
         Cumulative foreign currency translation adjustment                        (125)             (208)
                                                                              ---------         ---------

                  Total stockholders' equity                                     58,677            63,888
                                                                              ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                        $ 146,272         $ 166,974
                                                                              ---------         ---------
                                                                              ---------         ---------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                            JULY 31, 1998       JULY 31, 1999       JULY 31, 1998      JULY 31, 1999
                                                              ---------           ---------           ---------           ---------
                                                              $ '000'S            $ '000'S            $ '000'S            $ '000'S
                                                             (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
REVENUES
Services                                                      $  16,677           $  39,166           $  33,114           $  77,595
Products                                                         10,738              19,150              21,005              38,047
                                                              ---------           ---------           ---------           ---------
                                                                 27,415              58,316              54,119             115,642
                                                              ---------           ---------           ---------           ---------

Cost of Services                                                  7,671              18,659              15,300              37,145
Cost of Products                                                  8,920              16,584              17,454              32,826
                                                              ---------           ---------           ---------           ---------
                                                                 16,591              35,243              32,754              69,971
                                                              ---------           ---------           ---------           ---------
GROSS PROFIT
Services                                                          9,006              20,507              17,814              40,450
Products                                                          1,818               2,566               3,551               5,221
                                                              ---------           ---------           ---------           ---------
                                                                 10,824              23,073              21,365              45,671
                                                              ---------           ---------           ---------           ---------

OPERATING EXPENSES

         Selling, general and administrative expenses             8,074              18,249              16,078              36,273
         Depreciation                                               292                 404                 586                 838
         Amortization                                               428                 798                 850               1,558
                                                              ---------           ---------           ---------           ---------
             Total operating expenses                             8,794              19,451              17,514              38,669
                                                              ---------           ---------           ---------           ---------

INCOME BEFORE INTEREST, INCOME
TAXES:                                                            2,030               3,622               3,851               7,002

         Interest income                                            108                 220                 176                 484
         Interest expense                                          (210)               (246)               (419)               (468)
                                                              ---------           ---------           ---------           ---------

INCOME BEFORE INCOME TAXES:                                       1,928               3,596               3,608               7,018

INCOME TAXES                                                        693               1,546               1,281               2,983
                                                              ---------           ---------           ---------           ---------

NET INCOME                                                    $   1,235           $   2,050           $   2,327           $   4,035
                                                              ---------           ---------           ---------           ---------

NET INCOME PER COMMON SHARE (BASIC)                           $    0.15           $    0.19           $    0.30           $    0.38

NET INCOME PER COMMON SHARE (DILUTED)                         $    0.12           $    0.17           $    0.25           $    0.34




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                                                                Accumulated
                                                                                                   Other
                                                 Common Stock                                   Comprehensive
                                        -------------------------------       Accumulated          Income
                                           Shares             Amount            Reserves          (Deficit)              Total
                                        ------------       ------------       ------------       ------------        ------------
BALANCE, JANUARY 31, 1999                 10,628,067       $ 56,134,228       $  2,668,256       $   (125,070)       $ 58,677,414

Net income for
 period (unaudited)                               --                 --          1,985,092                 --           1,985,092
Share options exercised                       99,940            404,976                 --                 --             404,976
Other comprehensive Income (loss)                 --                 --                 --            (20,519)            (20,519)
                                        ------------       ------------       ------------       ------------        ------------

Balance, April 30, 1999                   10,728,007         56,539,204          4,653,348           (145,589)         61,046,963
(unaudited)                             ------------       ------------       ------------       ------------        ------------

Net income for
 period (unaudited)                               --                 --          2,049,819                 --           2,049,819
Share options exercised                       49,083            242,263                 --                 --             242,263
Shares issued to acquire SIL                  60,000            611,250                 --                 --             611,250
Other comprehensive Income (loss)                 --                 --                 --            (62,646)            (62,646)
                                        ------------       ------------       ------------       ------------        ------------

BALANCE, JULY 31, 1999                    10,837,090       $ 57,392,717       $  6,703,167       $   (208,235)       $ 63,887,649
(UNAUDITED)                             ------------       ------------       ------------       ------------        ------------
                                        ------------       ------------       ------------       ------------        ------------



                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                            FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                           JULY 31, 1998  JULY 31, 1999   JULY 31, 1998  JULY 31, 1999
                                           -------------  -------------   -------------  -------------
                                             $ '000'S       $ '000'S        $ '000'S       $ '000'S
Net income                                    $ 1,092        $ 2,050        $ 2,327        $ 4,035

Foreign currency translation adjustment           (78)           (63)          (136)           (83)
                                              -------        -------        -------        -------

Comprehensive income                          $ 1,014        $ 1,987        $ 2,191        $ 3,952
                                              -------        -------        -------        -------
                                              -------        -------        -------        -------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                            JULY 31, 1998     JULY 31, 1999       JULY 31,1998       JULY 31, 1999
                                                            -------------     -------------       ------------       -------------
                                                             (UNAUDITED)       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  1,235           $  2,050           $  2,327           $  4,035
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
    Depreciation                                                   292                404                586                838
    Amortization                                                   428                798                850              1,558
    Loss (gain) on disposal of fixed assets                         28                (72)                20                (93)
    Decrease in deferred income tax                                374                572                697              1,135
    (Increase) decrease in accounts receivable                   1,443             (4,349)              (650)            (3,161)
    (Increase) in inventories                                   (1,017)            (3,254)            (2,235)            (8,803)
    (Increase) in prepaid expenses                                (156)            (1,561)              (307)            (1,880)
    Increase in income taxes                                       353              1,090                595              2,136
    (Increase) decrease in other current assets                     17                (41)              (123)               149
    (Decrease) increase in accounts payable                       (797)             8,989               (294)             9,997
    (Decrease) in accrued liabilities                             (487)              (351)              (211)               (25)
    (Decrease) in deferred revenue                              (1,196)            (2,745)            (1,651)            (5,659)
                                                              --------           --------           --------           --------
    Net cash provided (used) by operating activities               517              1,530               (396)               227
                                                              --------           --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                         (230)              (604)              (631)            (1,965)
    Proceeds from disposal of equipment                             40                 76                 48                107
    Acquisition of subsidiaries                                   (367)            (2,772)              (936)            (3,247)
    Capitalization of software development costs                    --                (30)                --               (135)
    (Increase) decrease in other assets                              2                 --                 16                 86
                                                              --------           --------           --------           --------
    Net cash used by investing activities                         (555)            (3,330)            (1,503)            (5,154)
                                                              --------           --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in lines of credit-bank                 (3,762)             1,070             (2,309)             1,605
    Increase in notes payable                                       --                953                 --                953
    Repayment of notes payable                                    (374)                --               (379)              (455)
    Payments of capital lease obligations                         (175)              (322)              (317)              (632)
    Net proceeds from issuance of common stock                  29,232                 --             29,232                 --
    Net proceeds from exercise of warrants/options               2,062                243              2,462                648
                                                              --------           --------           --------           --------

    Net cash from financing activities                          26,983              1,944             28,689              2,119
                                                              --------           --------           --------           --------

Effect of exchange rate changes on cash                            (58)               (63)              (136)               (83)
                                                              --------           --------           --------           --------
NET (DECREASE) INCREASE IN CASH                                 26,887                 81             26,654             (2,891)
Cash at beginning of period                                      4,353             23,190              4,586             26,162
                                                              --------           --------           --------           --------
Cash at end of period                                         $ 31,240           $ 23,271           $ 31,240           $ 23,271
                                                              --------           --------           --------           --------
                                                              --------           --------           --------           --------
Cash paid for interest expense                                $    210           $    220           $    419           $    484
                                                              --------           --------           --------           --------
                                                              --------           --------           --------           --------



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

         The results of the six months ended July 31, 1999 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1999.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - EARNINGS PER SHARE

                                                         FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                      JULY 31, 1998      JULY 31, 1999       JULY 31,1998      JULY 31, 1999
                                                      -------------      -------------       ------------      -------------
                                                       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
BASIC EARNINGS PER SHARE

Net income                                             $ 1,235,273       $  2,049,819        $ 2,327,391        $  4,034,911
                                                       -----------       ------------        -----------        ------------

Weighted Average Number of Common Shares
  outstanding                                            8,248,129         10,781,746          7,650,276          10,723,744
                                                       -----------       ------------        -----------        ------------

Net income per Common Share Basic                      $      0.15       $       0.19        $      0.30        $       0.38
                                                       -----------       ------------        -----------        ------------
                                                       -----------       ------------        -----------        ------------
DILUTED EARNINGS PER SHARE

Net income                                             $ 1,235,273       $  2,049,819        $ 2,327,391        $  4,034,911
                                                       -----------       ------------        -----------        ------------

Weighted Average Number of Common Shares
  outstanding                                            8,248,129         10,781,746          7,650,276          10,723,744
Additional Shares to be Issued upon Assumed
  Exercise of Options and Warrants                       3,113,305          3,207,682          3,113,305           3,207,682
Shares Hypothetically Repurchased at the Average
  Market Price with the Proceeds of Exercise            (1,451,099)        (1,970,098)        (1,561,427)         (1,988,781)
                                                       -----------       ------------        -----------        ------------

Adjusted Shares for Dilution                             9,910,335         12,019,330          9,202,154          11,942,645
                                                       -----------       ------------        -----------        ------------

Net income per Common Share Diluted                    $      0.12       $       0.17        $      0.25        $       0.34
                                                       -----------       ------------        -----------        ------------
                                                       -----------       ------------        -----------        ------------

NOTE 4 -  INVENTORIES

Inventories consist of the following:                JANUARY 31, 1999   JULY 31, 1999
                                                     ----------------   -------------
                                                                         (UNAUDITED)
Computer hardware                                        $23,678          $33,269
Computer software                                              7               10
Work in progress                                             155              161
                                                         -------          -------
                                                         $23,840          $33,440
                                                         -------          -------
                                                         -------          -------

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

         The Company files a separate U.S. federal income tax return for its domestic operations and a local income tax return for its foreign operations. The foreign subsidiaries compute taxes at rates in effect in that country and become payable when assessed by the Inland Revenue. Deferred federal income taxes are not provided on the undistributed earnings of its foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings in the United Kingdom.

         The Company has provided income tax for the six months ended July 31, 1999 of $2.98 million on the profits of its operations, and for the six months to July 31, 1998 $1.28 million.

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

         The Company has grown rapidly due, in large part, to acquisitions. Compass Computer Group ("Compass") was acquired in fiscal 1996, Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") were acquired in fiscal 1997 and Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. Decision Systems ("DS"), Memorex Telex Italia ("Memorex"), Penagen Training Ltd ("Penagen") and I-NEA S.A. ("I-NEA") were acquired in fiscal 1999. On July 28, 1999, the Company entered into an agreement to acquire the SIL ("SIL") group of companies. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. As used herein, references to a "fiscal year" refer to January 31 of such year. For example, fiscal 1999 refers to the year ended January 31, 1999.

         Because of the effect upon the Company's results of operations for the year ended January 31, 1999 of acquisitions made during that period, direct comparison of the Company's results of operations for the periods ended July 31, 1998 and July 31, 1999 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JULY 31, 1999 COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1998


REVENUES

         Revenues for the three months ended July 31, 1999 were $58.3 million, an increase of $30.9 million, or approximately 112.8% compared to $27.4 million for the three months ended July 31, 1998. This growth arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA and from organic growth of the services business. Revenues from services were $39.2 million, or 67.2% of the total revenue, with revenues from the supply of products at $19.2 million, or 32.8% of the total revenues. In the comparable period of the prior year, Service revenues were 60.8% of the total revenues and Products revenues were 39.2% of total revenues.

GROSS PROFIT

         Gross profit for the three months ended July 31, 1999 was $23.1 million, an increase of $12.3 million, or 113.9% compared to $10.8 million for the three months ended July 31, 1998. This growth arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA and from organic growth of the services business. Gross margin increased from 39.5% for the three months ended July 31, 1998 to 39.6% for the three months ended July 31, 1999. Gross profit for services increased 127.7% from $9.0 million for the three months ended July 31, 1998 to $20.5 million for the three months ended July 31, 1999. Gross profit for products increased 41.1% from $1.8 million for the three months ended July 31, 1998 to $2.6 million for the three months to July 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $18.2 million, an increase of $10.1 million, or 124.7% compared to $8.1 million for the three months ended July 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 31.3% from 29.5% in the three months ended July 31, 1999. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended July 31, 1999 was $1.2 million, an increase of $482,000, or 66.9% compared to $720,000 for the three months ended July 31, 1998. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in fiscal 1999. Depreciation was $404,000, an increase of $112,000 or 38.4%, from $292,000 for the prior period. Amortization of goodwill from acquisitions was $798,000, an increase of $370,000, or 86.5%, from $428,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions.

EARNINGS BEFORE INTEREST AND INCOME TAXES

         Earnings before interest and income taxes ("EBIT") for the three months ended July 31, 1999 was $3.6 million, an increase of $1.6 million, or 78.4%, as compared to $2.0 million for the three months ended July 31, 1998. As a percentage of revenues, income before interest expense and income taxes decreased to 6.2% in the three months ended July 31, 1999 as compared to 7.4% for the three months ended July 31, 1998.

         EBIT before depreciation and amortization ("EBITDA") increased for the three months ended July 31, 1999 to $4.82 million from $2.75 million for the three months ended July 31, 1998, an increase of $2.07 million or 75.3%. As a percentage of revenues, EBITDA decreased to 8.3% for the three month period ended July 31, 1999 from 10.0% for the comparable period ended July 31, 1998.

INTEREST

         Interest expense for the three months ended July 31, 1999 was $246,000, an increase of $36,000 or 17% compared to $210,000 for the three months ended July 31, 1998, arising from higher utilization of bank lines of credit during the period. Interest income increased from $108,000 for the three months ended July 31, 1998 to $220,000 an increase of $112,000, arising from higher cash balances on hand during the quarter.


SIX MONTHS ENDED JULY 31, 1999 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1998


REVENUES

         Revenues for the six months ended July 31, 1999 were $115.6 million, an increase of $61.5 million, or approximately 113.7% compared to $54.1 million for the six months ended July 31, 1998. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in 1998. Revenues from services were $77.6 million, or 67.1% of the total revenue, with revenues from the supply of products at $38.0 million, or 32.9% of the total revenues. In the comparable period of the prior year, Service revenues were 61.1% of the total revenues and supply of products were 38.9% of the total revenues.

GROSS PROFIT

         Gross profit for the six months ended July 31, 1999 was $45.7 million, an increase of $24.3 million, or 113.7% compared to $21.4 million for the six months ended July 31, 1998. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in fiscal 1999. Gross margin remained unchanged at 39.5% for the six months ended July 31, 1999 and 1998. Gross profit for services increased 127.5% from $17.8 million for the six months ended July 31, 1998 to $40.5 million for the six months to July 31, 1999. Gross profit for products increased 47.0% from $3.6 million for the six months ended July 31, 1998 to $5.2 million for the six months ended July 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $36.2 million, an increase of $20.1 million, or 124.8% compared to $16.1 million for the six months ended July 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 31.4% from 29.7% in the six months ended July 31, 1998. Selling general and administrative expenses increased primarily as a result of the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in 1998.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the six months ended July 31, 1999 was $2.4 million, an increase of $1.0 million or 71.4% compared to $1.4 million for the six months ended July 31, 1998. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in fiscal 1999. Depreciation was $838,000, an increase of $252,000 or 43.0%, from $586,000 for the prior period. Amortization of goodwill from acquisitions was $1,558,000, an increase of $708,000, or 83.3%, from $850,000 for the comparable period. An amortization period of between five and fifteen years is utilized with respect to acquisitions.

EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES

         Earnings before interest expense and income taxes ("EBIT") for the six months ended July 31, 1999 was $7.0 million, a increase of $3.2 million, or 81.8%, as compared to $3.9 million for the six months ended July 31, 1998. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in fiscal 1999. As a percentage of revenues, EBIT decreased to 6.1% in the six months ended July 31, 1999 as compared to 7.1% for the six months ended July 31, 1998.

         EBIT before depreciation and amortization increased for the six months ended July 31, 1999 to $9.4 million from $5.3 million for the six months ended July 31, 1998 an increase of $4.1 million or 77.4%. This increase arose principally from the acquisitions of Decision Systems, Memorex, Penagen and I-NEA in 1998. As a percentage of revenues, EBITDA decreased to 8.1% for the six month period ended July 31, 1999 from 9.8% for the comparable period ended July 31, 1998.

INTEREST

         Interest expense for the six months ended July 31, 1999 was $468,000, an increase of $49,000 or 1.7% compared to $419,000 for the six months ended July 31, 1998, arising from higher utilization of bank lines of credit during the period. Interest income increased from $176,000 for the six months ended July 31, 1998 to $484,000 arising from higher cash balances on hand during the period.

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

         As of July 31, 1999, the Company had lines of credit with UK, French, Italian and Belgian banks in the aggregate amount of L15 million ($24 million). As of July 31, 1999 $6.8 million was outstanding.

         The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

         The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum. At July 31, 1999, $5.9 million under this agreement was outstanding.

         Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of July 31, 1999 were $23,000. These outstanding advances do not bear interest, and are payable on demand.

         The Company's working capital increased from $22.8 million surplus at January 31, 1999 to a surplus of $24.3 million at July 31, 1999.

         Net cash provided by operating activities during the six months ended July 31, 1999 was $0.2 million, which reflected the net effect of an increase in net accounts payable, accounts receivable, and inventories and a decrease in deferred revenues. Net cash used by investing activities was $5.1 million, for the three months ended July 31, 1999, primarily reflecting cash used for the purchase of equipment and the acquisition of SIL. Net cash provided by financing activities was $2.1 million for the six months ended July 31, 1999, resulting primarily from increase of bank lines of credit and payments of outstanding obligations and the receipts from stock options which were exercised during the period.

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





September 2, 1999                        4FRONT TECHNOLOGIES, INC.



                                         By: /s/ Stephen McDonnell
                                         -------------------------
                                         Stephen McDonnell
                                         Chief Financial Officer