Form 10-Q
period 1999-10-31
4FRONT TECHNOLOGIES INC
filed 1999-12-14
CIK 91649

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE |1|

          |x| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................

                          Commission File Number 0-8345

                           ---------------------------

                            4FRONT TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                      84-0675510
          (State or other jurisdiction of        (I.R.S.Employer
           incorporation or organization)       Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

The number of shares outstanding of each of the Registrant's classes of Common Stock at November 30, 1999 was 11,540,216 shares of Common Stock, $.001 par value.

================================================================================

Item 1.           Financial Statements

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

               Nine and Three Month Periods Ended October 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

CONSOLIDATED FINANCIAL STATEMENTS

     Condensed  Consolidated Balance Sheets as of January 31, 1999 and
     October 31, 1999 (unaudited)                                           1

     Condensed Consolidated  Statements of Operations for the nine and
     three month periods ended October 31, 1998 and 1999 (unaudited)        3

     Condensed  Consolidated  Statements  of Changes in  Stockholders'
     Equity for the nine months ended October 31, 1999 (unaudited)          4

     Condensed Consolidated  Statements of Comprehensive Income (loss)
     for the nine and three months  periods ended October 31, 1998 and
     1999 (unaudited)                                                       4

     Condensed Consolidated  Statements of Cash Flows for the nine and
     three month periods ended October 31, 1998 and 1999 (unaudited)        5

     Notes to the Condensed Consolidated Financial Statements               6

              4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                                                               January 31,               October 31,
                                                                                                  1999                     1999
                                                                                              -----------                -----------
                                                                                                $ `000's                  $ `000's
                                                                                                                         (unaudited)
CURRENT ASSETS:
         Cash                                                                                        $26,162                 $22,971
         Accounts receivable, net of allowance
           for doubtful accounts of $642,000 and
           $751,000 respectively                                                                      54,910                  63,572
              Deposits                                                                                    51                      53
         Inventories                                                                                  23,840                  31,328
         Prepaid expenses                                                                              4,130                   7,723
         Income taxes receivable                                                                          16                      17
         Other current assets                                                                            487                     346
                                                                                                    --------                --------
                  Total current assets                                                               109,596                 126,010

PROPERTY AND EQUIPMENT,  net                                                                           5,899                   9,699

INTANGIBLE ASSETS, net                                                                                26,573                  28,082

DEFERRED INCOME TAX                                                                                    3,354                   1,686

SOFTWARE DEVELOPMENT COSTS                                                                               757                     498

OTHER ASSETS                                                                                              93                      40
                                                                                                    --------                --------
TOTAL ASSETS                                                                                        $146,272                $166,015
                                                                                                    ========                ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               January 31,              October 31,
                                                                                                   1999                     1999
                                                                                              ------------              -----------
                                                                                                $ `000's                  $ `000's
                                                                                                                        (unaudited)
CURRENT LIABILITIES:
         Accounts payable                                                                              $37,384              $44,376
         Accrued liabilities                                                                            16,734               17,146
         Stockholder advances                                                                               23                   23
         Lines of credit-bank                                                                            5,180               10,315
         Notes payable                                                                                   5,393                5,922
         Capital lease obligations, current portion                                                        608                  678
         Income taxes payable                                                                            2,159                6,942
         Deferred revenue                                                                               19,334               11,061
                                                                                                     ---------            ---------

                  Total current liabilities                                                             86,815               96,463

CAPITAL LEASE OBLIGATIONS, less current portion                                                            780                1,308
                                                                                                     ---------            ---------
TOTAL LIABILITIES                                                                                       87,595               97,771
                                                                                                     ---------            ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.001, 5,000,000
           shares authorized.  No shares issued or
           outstanding                                                                                      --                   --
         Common stock, par value $.001, 30,000,000
           shares authorized 10,628,067 and 11,540,216
           shares issued and outstanding, respectively                                                      11                   11
         Additional paid-in capital                                                                     56,123               59,500
         Retained earnings                                                                               2,668                9,145
Cumulative foreign currency translation adjustment                                                        (125)                (412)
                                                                                                     ---------            ---------
                  Total stockholders' equity                                                            58,677               68,244
                                                                                                     ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                                $146,272             $166,015
                                                                                                     =========            =========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Three Months Ended         For The Nine Months Ended
                                                                    October 31,      October 31,      October 31,       October 31,
                                                                       1998              1999             1998             1999
                                                                    -----------      -----------      -----------       -----------
                                                                     $ `000's         $ `000's          $ `000's         $ `000's
                                                                   (unaudited)       (unaudited)      (unaudited)       (unaudited)
REVENUES
Services                                                                 $22,982          $46,142          $56,096         $123,737
Products                                                                  14,664           19,926           35,669           57,973
                                                                       ---------        ---------        ---------        ---------
                                                                          37,646           66,068           91,765          181,710
                                                                       ---------        ---------        ---------        ---------

Cost of Services                                                          10,423           21,880           25,723           59,025
Cost of Products                                                          12,332           17,353           29,786           50,179
                                                                       ---------        ---------        ---------        ---------
                                                                          22,755           39,233           55,509          109,204
                                                                       ---------        ---------        ---------        ---------
GROSS PROFIT
Services                                                                  12,559           24,262           30,373           64,712
Products                                                                   2,332            2,573            5,883            7,794
                                                                       ---------        ---------        ---------        ---------
                                                                          14,891           26,835           36,256           72,506
                                                                       ---------        ---------        ---------        ---------

OPERATING EXPENSES
         Selling, general and administrative expenses                     11,550           20,898           27,628           57,171
         Depreciation                                                        411              451              997            1,289
         Amortization                                                        538              874            1,388            2,432
                                                                       ---------        ---------        ---------        ---------
             Total operating expenses                                     12,499           22,223           30,013           60,892
                                                                       ---------        ---------        ---------        ---------

INCOME BEFORE INTEREST AND INCOME TAXES:                                   2,392            4,612            6,243           11,614
         Interest income                                                     351              199              527              683
         Interest expense                                                   (186)            (278)            (605)            (746)
                                                                       ---------        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES:                                                2,557            4,533            6,165           11,551

INCOME TAXES                                                                 939            2,091            2,219            5,074
                                                                       ---------        ---------        ---------        ---------
NET INCOME                                                                $1,618           $2,442           $3,946           $6,477
                                                                       ---------        ---------        ---------        ---------

NET INCOME PER COMMON SHARE (Basic)                                        $0.15            $0.22            $0.46            $0.60

NET INCOME PER COMMON SHARE (Diluted)                                      $0.14            $0.20            $0.39            $0.55


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                                                       Foreign
                                                                                                       Currency
                                                           Common Stock               Retained       Translation
                                                     Shares           Amount          Earnings        Adjustment           Total
                                                  ------------     ------------     ------------     ------------      ------------
Balance, January 31, 1999                           10,628,067      $56,134,228       $2,668,256        $(125,070)      $58,677,414

Net income for
 period (unaudited)                                         --               --        1,985,092               --         1,985,092
Share options exercised                                 99,940          404,976               --               --           404,976
Other comprehensive Income (loss)                           --               --               --          (20,519)          (20,519)
                                                  ------------     ------------     ------------     ------------      ------------
Balance, April 30, 1999                             10,728,007       56,539,204        4,653,348         (145,589)       61,046,963
(unaudited)
                                                  ------------     ------------     ------------     ------------      ------------
Net income for
 period (unaudited)                                         --               --        2,049,819               --         2,049,819
Share options exercised                                 49,083          242,263               --               --           242,263
Shares issued to acquire SIL                            60,000          611,250               --               --           611,250
Other comprehensive Income (loss)                           --               --               --          (62,646)          (62,646)
                                                  ------------     ------------     ------------     ------------      ------------
Balance, July 31, 1999                              10,837,090      $57,392,717       $6,703,167        $(208,235)      $63,887,649
(unaudited)
                                                  ------------     ------------     ------------     ------------      ------------
Net income for
 period (unaudited)                                         --               --        2,442,227               --         2,442,227
Share options exercised                                703,126        2,118,463               --               --         2,118,463
Foreign currency
 translation adjustment                                     --               --               --         (203,887)         (203,987)
                                                  ------------     ------------     ------------     ------------      ------------
Balance, October 31, 1999                           11,540,216      $59,511,180       $9,145,394        $(412,222)      $68,244,352
(unaudited)
                                                  ============     ============     ============     ============      ============


                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                            For the Three Months Ended               For The Nine Months Ended
                                                        October 31, 1998   October 31, 1999     October 31, 1998   October 31, 1999
                                                        ----------------   ----------------     ----------------   ----------------
                                                            $ `000's           $ `000's             $ `000's           $ `000's
Net income                                                        $1,618             $2,442               $3,946             $6,477

Foreign currency translation adjustment                              159               (204)                 (23)              (287)
                                                                 -------            -------              -------            -------
Comprehensive income                                              $1,777             $2,038               $3,923             $6,190
                                                                 =======            =======              =======            =======


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended         For the Nine Months Ended
                                                                    October 31,      October 31,      October 31,       October 31,
                                                                       1998             1999             1998              1999
                                                                    -----------      -----------      -----------       -----------
                                                                    (unaudited)      (unaudited)      (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $1,618          $2,442          $3,946          $6,477
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
    Depreciation                                                                411             451             997           1,289
    Amortization                                                                538             874           1,388           2,432
    Loss (gain) on disposal of fixed assets                                      27             (11)             47            (104)
    Decrease in deferred income tax                                             484             533           1,181           1,668
    (Increase) in accounts receivable                                        (9,640)         (1,263)        (10,290)         (4,424)
    (Increase) decrease in inventories                                       (2,502)          2,110          (4,737)         (6,693)
    (Increase) in prepaid expenses                                             (358)           (636)           (664)         (2,516)
    Increase in income taxes                                                    597           2,079           1,192           4,215
    (Increase) decrease in other current assets                                 (50)             (8)           (173)            141
    (Decrease) increase in accounts payable                                   1,824          (6,978)          1,530           3,019
    (Decrease) increase in accrued liabilities                                1,976          (1,021)          1,765          (1,046)
    Increase (decrease) in deferred revenue                                   1,915          (3,147)            264          (8,806)
                                                                           --------        --------        --------        --------
    Net cash (used) by operating activities                                  (3,163)         (4,575)         (3,558)         (4,348)
                                                                           --------        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                      (266)           (747)           (897)         (2,712)
    Proceeds from disposal of equipment                                          27               2              75             109
    Acquisition of subsidiaries                                              (2,717)           (628)         (3,653)         (3,875)
    Capitalization of software development costs                                 --             (10)             --            (145)
    (Increase) decrease in other assets                                          (2)            (33)             13              53
                                                                           --------        --------        --------        --------
    Net cash used by investing activities                                    (2,958)         (1,416)         (4,462)         (6,570)
                                                                           --------        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in lines of credit-bank                                  --           3,530          (2,309)          5,135
    Proceeds from notes payable                                               1,708              31           1,329             529
    Payments of capital lease obligations                                      (200)            216            (517)           (416)
    Net proceeds from issuance of common stock                                   --              --          29,232              --
    Net proceeds from exercise of warrants/options                               --           2,118           2,462           2,766
                                                                           --------        --------        --------        --------
    Net cash from financing activities                                        1,508           5,895          30,197           8,014
                                                                           --------        --------        --------        --------
Effect of exchange rate changes on cash                                         159            (204)             23            (287)
                                                                           --------        --------        --------        --------
NET (DECREASE) INCREASE IN CASH                                              (4,454)           (300)         22,000          (3,191)
Cash at beginning of period                                                  31,240          23,271           4,586          26,162
                                                                           --------        --------        --------        --------
Cash at end of period                                                       $26,786         $22,971         $26,786         $22,971
                                                                           ========        ========        ========        ========
Cash paid for interest expense                                                 $186            $278            $605            $746
                                                                           ========        ========        ========        ========



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

         The results of the three and nine months ended October 31, 1999 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1999.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER SHARE

                                                                For the Three Months Ended            For the Nine Months Ended
                                                               October 31,        October 31,        October 31,        October 31,
                                                                  1998               1999               1998                1999
                                                              ------------       ------------       ------------       ------------
                                                               (unaudited)        (unaudited)       (unaudited)         (unaudited)
Basic Earnings Per Share

Net income                                                      $1,618,087         $2,442,227         $3,945,478         $6,477,138
                                                              ------------       ------------       ------------       ------------
Weighted Average Number of Common Shares
  outstanding                                                   10,593,067         11,081,348          8,631,206         10,841,527
                                                              ------------       ------------       ------------       ------------
Net income per Common Share Basic                                    $0.15              $0.22              $0.46              $0.60
                                                              ============       ============       ============       ============
Diluted Earnings Per Share

Net income                                                      $1,618,087         $2,442,227         $3,945,478         $6,477,138
                                                              ------------       ------------       ------------       ------------
Weighted Average Number of Common Shares
  outstanding                                                   10,593,067         11,081,348          8,631,206         10,841,527
Additional Shares to be Issued upon Assumed
  Exercise of Options and Warrants                               3,269,705          2,435,095          3,269,705          2,435,095
Shares Hypothetically Repurchased at the Average
  Market Price with the Proceeds of Exercise                    (2,045,750)        (1,181,960)        (1,907,612)        (1,456,834)
                                                              ------------       ------------       ------------       ------------

Adjusted Shares for Dilution                                    11,817,022         12,334,483          9,993,299         11,819,788
                                                              ------------       ------------       ------------       ------------
Net income per Common Share Diluted                                  $0.14              $0.20              $0.39              $0.55
                                                              ============       ============       ============       ============

NOTE 4 -  INVENTORIES

Inventories consist of the following:                                                   January 31, 1999           October 31, 1999
                                                                                        ----------------           ----------------
                                                                                                                     (unaudited)
     Computer hardware                                                                        $23,678                       $31,132
     Computer software                                                                              7                            11
     Work in progress                                                                             155                           185
                                                                                              -------                       -------
                                                                                              $23,840                       $31,328
                                                                                              =======                       =======


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

         The Company has provided income tax for the nine months ended October 31, 1999 of $5.1 million on the profits of its operations, and for the nine months to October 31, 1998 $2.2 million.

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

         The Company has grown rapidly due, in large part, to acquisitions. Compass Computer Group ("Compass") was acquired in fiscal 1996, Hammer Distribution Limited ("Hammer") and Datapro Computers Group Limited ("Datapro") were acquired in fiscal 1997 and Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. Decision Systems ("DS"), Memorex Telex Italia ("Memorex"), Penagen Training Ltd ("Penagen") and I-NEA S.A. ("I-NEA") were acquired in fiscal 1999. On July 28, 1999, the Company entered into an agreement to acquire the SIL ("SIL") group of companies. These acquisitions have been accounted for under the purchase method of accounting and on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. On November 1, 1999, the Company acquired 100% of CVSI and subsidiaries none of whose results or operations were consolidated in the quarter. On December 3, 1999, the Company disposed of its principal Products Distribution subsidiary "Hammer" to its management for $8.7 million cash. As used herein, references to a "fiscal year" refer to January 31 of such year. For example, fiscal 1999 refers to the year ended January 31, 1999.

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

Results of Operations

Three months ended October 31, 1999 compared with the three months ended October 31, 1998

Revenues

         Revenues for the three months ended October 31, 1999 were $66.1 million, an increase of $28.5 million, or approximately 75.8% compared to $37.6 million for the three months ended October 31, 1998. This growth came primarily from the acquisitions of Memorex, I-NEA and SIL and from organic growth of the services and products businesses. Revenues from services were $46.1 million, or 70% of the total revenue, with revenues from the supply of products at $19.9 million, or 30% of the total revenues. In the comparable period of the prior year, Service revenues were 61% of the total revenues and Products revenues were 39% of total revenues. During the quarter revenues from the SIL acquisition contributed $4.9 million to service revenues and $NIL to product revenues.

Gross Profit

         Gross profit for the three months ended October 31, 1999 was $26.8 million, an increase of $11.9 million, or 80.2% compared to $14.9 million for the three months ended October 31, 1998. This growth came primarily from the acquisitions of Memorex, I-NEA and SIL and from organic growth of the services and products businesses. Gross margin increased from 39.6% for the three months ended October 31, 1998 to 40.6% for the three months ended October 31, 1999. Gross profit for services increased 93.2% from $12.6 million for the three months ended October 31, 1998 to $24.3 million for the three months ended October 31, 1999. Gross profit for products increased 10.3% from $2.3 million for the three months ended October 31, 1998 to $2.6 million for the three months to October 31, 1999.

Selling, General and Administrative

         Selling, general and administrative expenses were $20.9 million, an increase of $9.3 million, or 80.9% compared to $11.6 million for the three months ended October 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 31.6% from 30.7% for the three months ended October 31, 1999. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended October 31, 1999 was $1.3 million, an increase of $375.000, or 39.4% compared to $949,000 for the three months ended October 31, 1998. This increase arose principally from the acquisitions of Memorex acquired in the quarter to October 31, 1998, I-NEA acquired in the fourth quarter and SIL completed in the most recent quarter. Depreciation was $451,000, an increase of $40,000 or 9.7%, from $411,000 for the prior period. Amortization of goodwill from acquisitions was $874,000, an increase of $336,000, or 62.5%, from $538,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions.

Income (Loss) Before Interest Income and Expense and Income Taxes

         Income before interest expense and income taxes ("IBIT") for the three months ended October 31, 1999 was $4.6 million, an increase of $2.2 million, or 91.7%, as compared to $2.4 million for the three months ended October 31, 1998. As a percentage of revenues, income before interest expense and income taxes increased to 6.9% in the three months ended October 31, 1999 as compared to 6.4% for the three months ended October 31, 1998.

         IBIT before depreciation and amortization ("IBITDA") increased for the three months ended October 31, 1999 to $5.9 million from $3.3 million for the three months ended October 31, 1998 an increase of $2.6 million or 78.8%. As a percentage of revenues, IBITDA increased to 9.0% for the three month period ended October 31, 1999 from 8.9% for the comparable period ended October 31, 1998.

Interest

         Interest expense for the three months ended October 31, 1999 was $278,000, an increase of $92,000 or 49.5% compared to $186,000 for the three months ended October 31, 1998, arising from higher utilization of bank lines of credit during the period. Interest income decreased from $351,000 for the three months ended October 31, 1998 to $199,000 a decrease of $152,000, arising from lower cash balances on hand during the quarter.

Nine months ended October 31, 1999 compared with the nine months ended October 31, 1998

Revenues

         Revenues for the nine months ended October 31, 1999 were $181.7 million, an increase of $89.9 million, or approximately 98.0% compared to $91.8 million for the nine months ended October 31, 1998, this growth came from the acquisitions of Memorex, I-NEA and SIL and the remainder from organic growth of the services and products businesses. Revenues from services were $123.7 million, or 68.1% of the total revenue, with revenues from the supply of products at $57.9 million, or 31.9% of the total revenues. In the comparable period of the prior year, Service revenues were 61.1% of the total revenues and supply of products were 38.9% of the total revenues.

Gross Profit

         Gross profit for the nine months ended October 31, 1999 was $72.5 million, an increase of $36.2 million, or 99.7% compared to $36.3 million for the nine months ended October 31, 1998, this growth came from the acquisitions of Memorex, I-NEA and SIL and from organic growth of the services and products businesses. Gross margin increased from 39.5% for the nine months ended October 31, 1998 to 39.9% for the nine months ended October 31, 1999. Gross profit for services increased 113.1% from $30.4 million for the nine months ended October 31, 1998 to $64.7 million for the nine months to October 31, 1999. Gross profit for products increased 32.5% from $5.9 million for the nine months ended October 31, 1998 to $7.8 million for the nine months ended October 31, 1999.

Selling, General and Administrative

         Selling, general and administrative expenses were $57.2 million, an increase of $29.5 million, or 106.9% compared to $27.6 million for the nine months ended October 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 31.5% from 30.1% in the nine months ended October 31, 1998. Selling general and administrative expenses increased primarily as a result of the acquisitions of Memorex, I-NEA and SIL.

Depreciation and Amortization

         Depreciation and amortization expense for the nine months ended October 31, 1999 was $3.7 million, an increase of $1.3 million, or 54.2% compared to $2.4 million for the nine months ended October 31, 1998. This increase arose principally from the acquisitions of Memorex, I-NEA and SIL. Depreciation was $1.3 million, an increase of $301,000 or 30.2%, from $997,000 for the prior period. Amortization of goodwill from acquisitions was $2.4 million, an increase of $1.0 million, or 75.2%, from $1.4 million for the comparable period.

Income Before Interest Expense and Income Taxes

         Income before interest expense and income taxes ("IBIT") for the nine months ended October 31, 1999 was $11.6 million, a increase of $5.4 million, or 87.1%, as compared to $6.2 million for the nine months ended October 31, 1998, the majority of this growth came from the acquisitions of Memorex, I-NEA and SIL and the remainder from organic growth of the services business. As a percentage of revenues, IBIT decreased to 6.4% in the nine months ended October 31, 1999 as compared to 6.8% for the nine months ended October 31, 1998.

         IBIT before depreciation and amortization increased for the nine months ended October 31, 1999 to $15.3 million from $8.6 million for the nine months ended October 31, 1998 an increase of $6.7 million or 77.9%, the majority of this growth came from the acquisitions of Memorex, I-NEA and SIL and the remainder from organic growth of the services business. As a percentage of revenues, IBITDA decreased to 8.4% for the nine month period ended October 31, 1999 from 9.4% for the comparable period ended October 31, 1998.

Interest

         Interest expense for the nine months ended October 31, 1999 was $746,000, an increase of $141,000 or 23.3% compared to $605,000 for the nine months ended October 31, 1998, arising from higher utilization of bank lines of credit during the period. Interest income increased from $527,000 for the nine months ended October 31, 1998 to $683,000 due to the increased cash on hand resulting from the Company's offering in July 1998.

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

         As of October 31, 1999, the Company had lines of credit with UK, French, Italian and Belgian banks in the aggregate amount of (pound)15 million ($24 million). As of October 31, 1999 $10.3 million was outstanding.

         The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

         The Company maintains a facility with a UK factoring company, pursuant to which it borrows against eligible trade receivables. The Company pays the factoring company an administrative fee of 0.075% of eligible trade receivables and interest of 9% per annum. At October 1999, $1.6 million under this agreement was outstanding. The Company also maintains a facility with Italian banks for factoring trade receivable agreed on an adhoc basis. This is secured against eligible trade receivables of Memorex. As at October 31, 1999, $4.3 million was outstanding under this agreement.

         Outstanding advances from stockholders are shown on the Company's balance sheet as stockholder advances. Outstanding advances as of October 31, 1999 were $23,000. These outstanding advances do not bear interest, and are payable on demand.

         The Company's working capital increased from $22.8 million surplus at January 31, 1999 to a surplus of $29.5 million at October 31, 1999.

         Net cash provided by operating activities during the nine months ended October 31, 1999 was $4.3 million, which reflected the net effect of an increase in net accounts payable, accounts receivable, and inventories and a decrease in deferred revenues. Net cash used by investing activities was $6.6 million, for the nine months ended October 31, 1999, primarily reflecting cash used for the purchase of equipment and the cost of acquisitions. Net cash provided by financing activities was $8.1 million for the nine months ended October 31, 1999, resulting primarily from increase of bank lines of credit and payments of outstanding obligations and the receipts from stock options which were exercised during the period.

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

         On November 1, 1999, the Company secured a bank facility of $25.0 million from Barclays Bank in the United Kingdom for the purposes of acquiring CVSI and subsidiaries. This facility is charged interest at 6.75% and has capital repayments every 6 months of $2.5 million, starting May 1, 2000.

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

Item 1.           Legal Proceedings
                  Not Applicable

Item 2.           Change In Securities
                  Not Applicable

Item 3.           Defaults Upon Senior Securities
                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                           (a) The Annual Meeting of Stockholders was held on September 7, 1999.
                           (b) The following directors were re-elected at the Annual General Meeting of Stockholders and received the vote indicated:

                                                          FOR          WITHHELD
                                                       ---------       --------
                            Anil Doshi                 7,340,041        13,067
                            Mark Ellis                 7,340,677        12,791
                            Terence Burt               7,340,377        13,091
                            Kenneth Newell             7,340,477        12,991
                            Craig Kleinman             7,340,477        12,991
                            Brian Murray               7,343,012        10,456
                            Arthur K. Ross             7,343,412        10,056

Item 5.           Other Information
                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                           (a)  Exhibit 27

                           (b)  Reports on Form 8-K
                           The Company filed a report on Form 8-K, dated November 2, 1999, with respect to the Company's acquisition of CUSI, Inc.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

December 8, 1999                                      4FRONT TECHNOLOGIES, INC.


                                                      By: /s/ Stephen McDonnell

                                                      Stephen McDonnell
                                                      Chief Financial Officer