Form 10-K
period 2000-01-31
4FRONT TECHNOLOGIES INC
filed 2000-04-28
CIK 91649

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-8345

                            ------------------------

               [LOGO]

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 25, 2000, the registrant had 11,947,115 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of April 25, 2000, was approximately $174,105,816 as of the close of business on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

    THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO A FISCAL YEAR OF THE COMPANY REFER TO THE TWELVE MONTH PERIOD ENDING ON JANUARY 31 OF THAT YEAR. THEREFORE, FISCAL 2000 REFERS TO THE TWELVE MONTH PERIOD ENDING JANUARY 31, 2000. "WE", "OUR" AND OTHER SIMILAR WORDS REFER TO 4FRONT TECHNOLOGIES, INC.

GENERAL

    We are a leading provider and integrator of information technology ("IT"), services and solutions to primarily European customers. Our services and solutions include corporate help-desks, training, system design and support and a full range of IT consulting services. Our customers are generally blue-chip corporations and government authorities and include General Electric, British Telecom, Telecom Italia, Lucent, Computer Sciences Corporation, IBM, Phillips, Nokia, Ericsson, Siemens, Sony, Cegedim, Renault, Pfizer, PaineWebber, Societe Generale and the UK Ministry of Defence.

    Since 1996, leveraging our position in the marketplace, we have progressed from being principally a small provider of support services and specialized products in the UK to being a provider of a broad range of IT services and solutions on a European basis and we are now one of the leading independent providers of IT services in Europe. To further accelerate our move to providing higher margin IT services, and in light of the rapid development of e-commerce in the European marketplace, we have recently commenced an initiative to establish ourselves as a leading provider of e-business solutions and services and of other higher-value services in Europe. Our revenues have grown from approximately $84.1 million in fiscal 1998 to over $252.9 million in fiscal 2000.

    Our objective is to become the leading independent provider of high margin IT services and solutions in Europe. The key elements of our strategy are to
(i) leverage and build market position and promote 4Front brand in Europe,
(ii) capitalize on strong blue-chip customer base to increase penetration for higher margin services through cross-selling, (iii) expand the range of services with a focus on progressing further up the IT services value chain and
(iv) continue to build and expand our market position in current and new markets.

    In furtherance of our strategy, on November 2, 1999, we acquired CVSI, Inc. in our largest acquisition to date. CVSI delivers enterprise-wide hardware and software support services, systems integration and consulting services, and a full suite of network services to a range of blue-chip customers around the world. CVSI has operating locations in the United Kingdom, France, Germany, Italy, Holland, Belgium and Sweden from which it generated approximately 62% of its revenue for fiscal 2000, and in the United States and Japan.

OVERVIEW OF EUROPEAN INFORMATION TECHNOLOGY MARKET

    Historically, large European organizations have satisfied their IT requirements through mainframe or stand-alone midrange systems produced by a single original equipment manufacturer or OEM. Either the OEMs or in-house technical support staff usually provided maintenance, support, and development of these systems. Today, many organizations have moved away from their reliance on OEMs and in-house technical support staff, and instead, are outsourcing to independent suppliers of multivendor computer hardware maintenance and technology support services.

    These European organizations have migrated from centralized, single vendor computer systems to decentralized, geographically diverse, multivendor and multisystem distributed computer environments. This has resulted in the increased complexity of computer environments, which has caused these organizations to incur greater expenses and experience substantial inefficiencies. The introduction of the Euro, e-commerce and the problems that were posed by the need for Year 2000 compliance have also added to this growing complexity.

    As a result, organizations are increasingly abandoning their original equipment manufacturer systems and are instead hiring third-parties to perform IT services. We believe that customers are generally reluctant to outsource computer services directly to original equipment manufacturers, and that the complexity and customization of corporate computing systems typically exceeds the expertise of most horizontal integrators and value-added resellers.

    Therefore, business and government organizations are increasingly looking to third-party vendors employing skilled IT professionals to develop, install and manage complex customized information and communication systems within their organizations, and to provide application software and comprehensive services and products for their information systems needs. These organizations are also turning to third-party vendors to provide IT services in order to maximize the effectiveness of their in-house systems and personnel by allowing them to focus on their specific duties. Moreover, the personal computer market is growing rapidly throughout Europe and home computer users are increasingly looking for support and advice.

OUR SOLUTION

    We are a leading provider of several categories of IT services and solutions which we define as our "lines of business". Our services fall into four "lines of business". Individually, each line occupies a portion of the IT services value chain, from lower margin hardware and software support to the highest margin e-business and network consulting. Taken together, our "lines of business" enable us to offer customers a wide range of services from a single supplier. Additionally, because our company is independent, we are able to offer services and solutions based on a comprehensive range of OEM software or hardware products, rather than relying on one or two of them. Therefore, we believe that our customers view us as favoring an OEM's solution strictly on the basis of quality and are more apt to order them from us. We combine strong technical expertise, innovation and high quality products in order to design and implement customized IT solutions.

    We continually review our service and solution offerings to ensure that we are able to provide our customers with the most advanced and cost-effective solutions. We design our services and solutions primarily to enhance the effectiveness of, rather than replace, in-house MIS departments. This cooperative partnership approach provides an incentive for in-house MIS departments to use our services and products. This partnership principle is a key aspect of our working relationship with our customers.

    Our IT services and solutions consist of a range of specialized IT services and web-based solutions, which are sold primarily to blue-chip corporations and government authorities in Europe, but, as a result of our recent acquisition of CVSI, also in North America and the Far East. We customize our services and solutions to meet our clients needs. The services and solutions that we provide are illustrated as follows in accordance with our perception of their positions on the IT value chain.

                                                                     E-BUSINESS AND
                                                                     CONSULTING SERVICES

                                                                     E-Business and
                                                                     Internet Consulting

COMPUTER SERVICES                             MANAGED SERVICES       Enterprise
VALUE CHAIN                                                          Applications and
                                                                     Services

                                              Help Desk Services     Network Consulting

                                              Education Services     ASP

                                              - Internet Training    HIGH MARGIN

                                              - Application and
                       INFRASTRUCTURE         Technical Training
                       SERVICES

                       Integration Services   Network
                                              Management

                       Migration Services     Advanced Network
                                              Solutions

PRODUCT RELATED        Infrastructure
SERVICES               Solutions

Hardware and Software  Configuration          Security Solutions
                       Services
Support                                       MEDIUM / HIGHER
                                              MARGIN

- Off-Site             Application Software
                       Installation

- On-Site              Installation
Repair Services        Project Management

- Computer Equipment

- Telecom and          Prototyping
  Wireless
  Equipment

- Associated
  Equipment/
Peripherals            LOWER / MEDIUM
                       MARGIN

Logistics
LOWER / MEDIUM
MARGIN

CUSTOMERS

    Our customers are mainly large and medium sized national and multi-national companies and government authorities. The following is a representative list of our customers, each of which contributed in excess of $100,000 revenues for fiscal 2000, and the principal services which we supply to them:

FINANCE                           INDUSTRIAL                        RETAIL
-------                           ----------                        ------
Societe Generale (ii), (iv)       Pfizer (ii)                       Domino's Pizza (iv)
Skandinavia Enskilda Bank (i),    Renault (iv)                      John Lewis (ii)
(ii)                              Esso (iii), (iv)                  Disney Stores (iv)
Paine Webber (iv)

TELECOMMUNICATIONS                CONSTRUCTION/ENGINEERING          POINT OF SALE
------------------                ------------------------          -------------
British Telecom (ii), (iii)       Halliburton, Brown & Root(iii),   Asda (Wal-Mart) (iv)
Lucent (iv)                       (iv)                              House of Fraser (iv)
Telecom Italia (iii)              McDonnell Douglas (ii), (iv)      Alldays (iii), (iv)
                                  General Electric (iv)

INSURANCE                         OEM                               GOVERNMENT
---------                         ---                               ----------
Legal & General (iv)              Debis (iii)                       French Ministry of Agriculture
                                                                    (iv)
Royal Sun Alliance (iv)           CSC (iv)                          Italian Ministry of Justice
                                                                    (iii)
Occidental (ii), (iv)             IBM (iv)                          UK Ministry of Defence (iii)

ELECTRONICS                    IT
-----------                    --
Ericsson (i), (ii)             Dell (iv)
Nokia (iv)                     Amazon.com (iii)
Phillips (ii), (iv)            Compaq (iv)

(i)   E-Business and Consulting Services

(ii)   Managed Services

(iii)   Infrastructure Services

(iv)   Product Related Services

    No single customer accounted for more than 5% of our revenues in any of the last three fiscal years.

SALES AND MARKETING

    We market services and products as part of a systems solution to our customers and emphasize our ability to provide highly qualified personnel to implement these solutions cost-effectively. While we predominantly sell services directly to the corporate and government markets, we sell some services and storage systems through sub-distributors and value-added resellers, where our products are typically used as elements of a value-added reseller's overall solution.

    Our direct sales force primarily focuses on large and multi-national corporate customers and is organized by operating groups based on our services and products. However, in the case of our larger customers, we are increasingly organizing our operating groups on a corporate account basis to better market all of our services. Direct sales channels include field sales, telemarketing and direct mail. As of January 31, 2000, we had approximately 332 sales and marketing personnel, working across 9 geographical countries.

    Our line of business strategy ensures that we maximise cross-border and multi-servicing opportunities. We promote activities by scheduling internal sales conferences, paying a portion of compensation based on internal business referrals, and operating a corporate account management process.

COMPETITION

    The overall computer services industry is intensely competitive and is composed of hundreds of companies, many of whom have capital, marketing expertise, and personnel resources superior to us. We compete with a wide range of companies of varying sizes that operate both in the niche markets that we serve, and also generally in the computer services industry. We also compete with larger European computer service and consulting firms.

    We believe that the principal competitive factors in the industry are breadth of service offerings, quality of products supplied, expertise in niche markets, price and service. We believe that our ability to offer specialized solutions and to remain competitive in these markets will depend largely upon our ability to make and effectively integrate key acquisitions, continually enhance and upgrade our services and solutions, expand our operations throughout Europe and recruit and retain highly skilled personnel.

    We believe that we are able to successfully compete with large European computer service and consulting firms due to our focus and concentration in specified niche markets and in our high level of specialized skills and services. We also believe that we are able to obtain a competitive advantage with respect to both larger and smaller competitors in the niche markets through our proprietary systems, customized software, and our reputation and leadership position in specialist markets.

EMPLOYEES

    As of April 17, 2000, we employed a total of 1,983 employees consisting of 332 in sales and marketing, 1,065 in engineering, 184 in technical support and 402 in logistics, management and administration. Our French, German and Italian employees are in some cases represented by a labor union. We have not had any work stoppages, strikes, or organization attempts. We believe that our employee relations are generally good.

RISK FACTORS

    OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE AND OUR FINANCIAL RESULTS MAY FLUCTUATE. We had net income of $5,822,000 and $48,000 in the fiscal years ended January 31, 1999 and 2000, respectively. The decline in net income for fiscal 2000 was primarily due to certain non-recurring charges. We plan to continue to expand our operations, which will result in increased fixed costs and operating expenses. Our operating results and net income will be adversely affected to the extent that our net sales and gross profits do not increase sufficiently to offset such increased expenses. We cannot assure you that our net sales or our gross profits will increase sufficiently to offset any increased expenses.

    OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE AND THE PRICE OF OUR COMMON STOCK MAY CHANGE IN RESPONSE TO THOSE FLUCTUATIONS. Our quarterly and annual operating results have varied in the past and may in the future vary significantly depending on factors such as:

    - the effect of our acquisitions;

    - the size, timing and recognition of revenue from significant orders;

    - increased competition;

    - the timing of new product releases by us or our competitors;

    - market acceptance of our products;

    - changes in our and our competitors' pricing policies;

    - budgeting cycles of our customers;

    - changes in operating expenses and personnel changes;

    - changes in our business strategy;

    - foreign currency exchange rates; and

    - general economic factors.

    It is also possible that in some future quarter, our revenues or operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock could be materially adversely affected.

    OUR GROWTH STRATEGY INCLUDES THE ACQUISITION OF COMPLEMENTARY BUSINESSES WHICH MAY NOT BE AVAILABLE TO ACQUIRE OR, IF ACQUIRED, MIGHT NOT IMPROVE OUR BUSINESS AND RESULTS. A significant component of our growth strategy depends on our ability to acquire complementary businesses. We face increasing competition from other potential purchasers when seeking to acquire computer services companies. Although we have been able to acquire computer services companies in the past, we cannot assure you that we will be able to identify additional suitable acquisitions, or that we will be able to consummate these acquisitions or successfully integrate those other businesses into our operations. To date, we have used a combination of cash and common stock for our acquisitions. In the event that potential acquisition candidates are unwilling to accept our securities as consideration, we will be required to use more cash resources to continue our acquisition program and, thus, deplete our working capital. In addition, we may need additional financing to fund these acquisitions. If sufficient financing is not available as needed on terms acceptable to us, our acquisition program could be adversely affected.

    THE EXPANSION OF OUR BUSINESS HAS AND WILL STRAIN OUR MANAGEMENT, PERSONNEL AND OTHER SYSTEMS. We are experiencing a period of rapid growth and expansion because of both acquisitions and internal growth. Our growth and expansion has placed, and could continue to place, a significant strain on our management, personnel and other resources.

    To accommodate our recent growth and to compete effectively and manage future growth, if any, we will be required to continue to implement and improve our operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our workforce. Our inability to satisfy increased customer orders in a timely fashion, or at all, could result in termination of customer relationships or cause customers to seek alternative sources for their products. In addition, our financial control systems and infrastructure may not be adequate to maintain and effectively monitor our future growth. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. The failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on our business, operating results and financial condition.

    WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE NEW ACQUISITIONS. We expect to continue to grow primarily by acquiring service companies that are complementary to our existing business operations. Acquisitions involve numerous risks, including;

    - difficulties in the assimilation of the operations of the acquired companies;

    - the diversion of management's attention from other business concerns;

    - risks of entering markets in which we have limited or no direct experience; and

    - the potential loss of key employees of the acquired companies.

    On November 2, 1999, we purchased all of the capital stock of CVSI, Inc., a leading provider of IT services on a worldwide basis. We believe that an important benefit to be realized from the CVSI acquisition will be the integration of our respective management personnel, strategies and operations. Upon consummation of the CVSI acquisition, we also retained a large portion of CVSI's workforce. However, some or all of these benefits may not be achieved unless integration is successful and achieved in a timely manner. Integration may be more difficult to achieve in this transaction because of the need to coordinate geographically separated organizations and integrate personnel with diverse business backgrounds and corporate cultures. We cannot give assurance that the integration of our business with the business of CVSI will be successful or that we will be able to achieve the synergies we anticipate. Failure to successfully do so could have a material adverse effect on our business and operations.

    WE MAY BE UNABLE TO RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE. The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. Our future success is dependent upon the continuation of the move by IT end users to multivendor and multisystem operating environments. We believe this trend, along with an emphasis on efficiency, has resulted in a movement by both end users and original equipment manufacturers toward outsourcing some of their services and an increased demand for product and support service providers that have the ability to provide a broad range of multivendor product and support services. We can give no assurance that this trend will continue into the future. If we fail to anticipate or respond adequately to technological developments and customer requirements, that failure could have a material adverse effect on our business and financial condition.

    WE FACE INTENSE COMPETITION AND MAY BE UNABLE TO COMPETE SUCCESSFULLY. The computer services industry is intensely competitive and is composed of hundreds of companies, many of which have capital, marketing expertise and personnel resources superior to ours. We cannot give assurance that we will be able to compete successfully in the future or that competitive pressures will not result in price reductions or other developments in our market which could have a material adverse effect on our business and our ability to attract and retain customers. In addition, because there are relatively low barriers to entry in the markets in which we operate, we expect additional competition from other established and emerging companies as the market for computer services continues to develop and expand. Existing or new competitors may develop products or provide services that are superior to our products or services or achieve greater market acceptance.

    WE DEPEND ON THE AVAILABILITY, RECRUITMENT AND RETENTION OF TECHNICAL PERSONNEL. Our success depends upon our ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet our own personnel needs and the staffing requirements of our customers. Competition for individuals with proven technical skills is intense. The IT industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with systems integrators, providers of outsourcing services, temporary personnel agencies, computer systems consultants, clients and potential clients. Many large competitors have recently announced extensive campaigns to hire additional technical personnel. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. Our failure to attract and retain sufficient technical personnel would have a material adverse effect on our ability to provide the most effective services and would harm our business.

    FOREIGN EXCHANGE AND RELATED RISKS. We market our products to European and other foreign countries, but we conduct our business primarily in U.S. dollars, Pounds sterling, Japenese yen and Eurozone currencies such as French francs, Italian lira, German marks and Dutch guilders. Foreign exchange rate fluctuations will affect the purchase prices we receive for our products. Changes in the exchange rates between the local currencies that we conduct our business in and U.S. dollars, the currency used in our financial statements, may significantly affect our results of operations and other financial information as presented in our financial statements. Any measures we take to protect us from exchange rate fluctuations may not adequately protect us from their potential harm.

    FOREIGN TAX RATES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. We are subject to taxation in a number of different jurisdictions, including the United States, the United Kingdom, France, Italy, Germany and Japan and, if we are successful in further expanding our market in Europe, we may become subject to taxation in additional jurisdictions. Additionally, transactions between our company and our foreign subsidiaries may become subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States and are subject to periodic change. The extent, if any, to which we will receive credit in the United States for taxes paid in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as amended, as well as provisions of any tax treaties which may exist between the United States and such foreign jurisdictions. To the extent that we expand further into continental Europe, our effective tax rate on income may increase due to many European jurisdictions' higher tax rates.

    WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR INTELLECTUAL PROPERTY. Some of our operations are dependent in part upon our software development methodology and other intellectual property rights. We rely upon a combination of trade secret, non-disclosure, and other contractual arrangements, technical measures, and copyright and trademark laws to protect our intellectual property rights. We hold no patents or registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients, and potential clients, and limit access to, and distribution of, our proprietary information. However, these safeguards may not adequately deter the misappropriation of our proprietary information. We also may be unable to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

    IF OUR PRODUCTS INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, OUR BUSINESS MAY SUFFER IF WE ARE SUED FOR INFRINGEMENT OR CANNOT OBTAIN LICENSES TO THESE RIGHTS ON COMMERCIALLY ACCEPTABLE TERMS. We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. Although we believe our services and products do not infringe the intellectual property rights of others, it is possible that claims could be asserted against us in the future. Many participants in the technology industry in general have an increasing number of patents and patent applications and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. If we become the subject of a claim for infringement we would have to expend potentially high funds and resources to defend the claim and, if we were to be deemed to infringe the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement.

    WE DEPEND ON CONTINUED AUTHORIZATION FROM THIRD PARTIES TO RESELL AND PROVIDE MANUFACTURER-AUTHORIZED SERVICES. Our future success with IT services depends in part on our continued authorization as a service provider of various vendors. Without such authorizations, we would be unable to provide the range of services that we currently offer. In general, our agreements with such manufacturers include termination provisions, some of which are immediate. We have no assurances that such manufacturers will continue to authorize us as an approved service provider. If we lose a substantial number of these authorizations, we would be forced to find alternative sources for them. We may not be successful in finding these alternative sources on a timely basis. If we cannot do so on a timely basis, we will experience delays in the provision of our services. This, in turn, could seriously harm our business.

    RISKS RELATED TO THE PROVISION OF OUR SERVICES, IF REALIZED, COULD ADVERSELY AFFECT OUR BUSINESS. Many of our engagements involve projects that are critical to the operations of our customers' businesses. Our failure or inability to meet a customer's expectations in the performance of our services, or our failure to meet customer expectations in the required time frame could result in a claim for substantial damages against us, even if we are not at fault. Because we are a service provider, we are in the business of employing people and placing them in the workplace of other businesses. Therefore, we are exposed to liability with respect to actions taken by our employees while on assignment, such as damages they may cause due to their errors, omissions, misuse of customer proprietary information, misappropriation of funds, discrimination and harassment, theft of customer property, other criminal activity, or torts and other claims. Although we maintain general liability insurance coverage, we have no assurances that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. One or more successful claims against us that exceeds available insurance coverage could have a material adverse effect on our business, operating results and financial condition. Similarly, any changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could also have a material adverse effect on our business, operating results and financial condition.

ITEM 2. PROPERTIES

    We do not own any real property. We lease our principal office and warehouse space as follows:

LOCATION                                        SQUARE FOOTAGE   LEASE EXPIRATION
--------                                        --------------   ----------------
UNITED KINGDOM
London........................................       5,935       April, 2002
Romsey........................................      56,186       August, 2001
Ruislip.......................................      13,100       February, 2002
Slough........................................      17,242       December, 2010
Watford.......................................       9,500       August, 2013

FRANCE
Paris (5 locations)...........................     126,950       April, 2000 to
                                                                 August, 2001
Nantes........................................       3,320       November, 2001
Lille.........................................       3,180       November, 2001

GERMANY
Braunschweig..................................      11,256       December, 2002

HOLLAND
Haarlem.......................................      11,959       December, 2000

ITALY
Milan.........................................      23,000       December, 2003
Rome..........................................       7,700       September, 2004
Turin.........................................       3,000       March, 2000
Padova........................................       2,500       January, 2003

JAPAN
Tokyo.........................................       1,333       September, 2000
5 other properties............................       3,708       June, 2000 to
                                                                 August, 2001

BELGIUM
Brussels......................................       8,980       March, 2002

SWEDEN
Kista.........................................       4,864       September, 2002

UNITED STATES
Englewood, Colorado...........................         500       January, 2004
12 properties.................................      56,944       June, 2000 to
                                                                 October, 2001

    Our aggregate property lease payments are currently $5.2 million per annum and some of which are subject to adjustments during the terms of the various leases.

    Our principal corporate offices are located at 6300 South Syracuse Way, Suite 293, Englewood, Colorado 80111, telephone (303) 721-7341. Our principal operational offices are located at 57A Hatton Garden, London, EC1N 8JG, United Kingdom, telephone 011-44-20-7269-5800.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various claims and legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate settlement of these matters will not have a material adverse effect on our consolidated financial position or consolidated results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is quoted on the Nasdaq National Market under the symbol "FFTI". From January 3, 1996 to June 15, 1996, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth for the periods indicated the high and low reported sale prices per share of the Common Stock as reported by the Nasdaq National Market since June 16, 1996. Since July 8, 1998, our Common Stock is also quoted on the Easdaq market:

YEAR ENDED DECEMBER 31, 1999                                    HIGH       LOW
----------------------------                                  --------   --------
First Quarter...............................................   $11.19     $ 8.13
Second Quarter..............................................    10.25       8.38
Third Quarter...............................................    16.50       9.50
Fourth Quarter..............................................    21.25      12.88

YEAR ENDED DECEMBER 31, 1998                                    HIGH       LOW
----------------------------                                  --------   --------
First Quarter...............................................   $11.25     $ 6.88
Second Quarter..............................................    14.75      11.25
Third Quarter...............................................    12.50       5.19
Fourth Quarter..............................................    11.06       5.63

    The number of stockholders of record on April 25, 2000, was 1,589. On
April 25, 2000, the last reported sale price of the Common Stock, as reported by the Nasdaq National Market, was $17.94 per share.

DIVIDEND POLICY

    We have never declared or paid any dividends on our Common Stock. We currently anticipate that all future earnings will be retained by us to support our growth strategy. Accordingly, we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. See Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our operating subsidiaries conduct their operations in U.S. dollars, Pounds sterling, Japanese yen and Eurozone currencies such as French francs, Italian lira, German marks and Dutch guilders. For financial reporting purposes, foreign currencies are converted into U.S. dollars at the prevailing rate as of the date or at the weighted average for the period covered. Unless specifically stated otherwise herein, all conversions of foreign currencies into U.S. dollars referenced in this Annual Report on Form 10-K have been converted using conversion rates as follows:

                                                                             YEARS ENDED JANUARY 31,
                                                                             -----------------------
                                                                  STATEMENT OF
                                                                   OPERATIONS                     BALANCE SHEETS
                                                         ------------------------------   ------------------------------
                                                           1998       1999       2000       1998       1999       2000
                                                         --------   --------   --------   --------   --------   --------
Pounds sterling........................................   1.643       1.66        1.62     1.633      1.646        1.62
French franc...........................................    5.90       5.86         6.2      5.94       5.66         6.4
Belgium franc..........................................   36.52      36.08        38.2     36.52      34.78        39.8
Italian lira...........................................      --       1652        1838        --       1669        1912
German mark............................................      --         --        1.85        --         --        1.93
Swedish krone..........................................      --         --        8.40        --         --        8.85
Japanese yen...........................................      --         --      104.16        --         --      107.38
Dutch guilder..........................................      --         --        2.12        --         --        2.18
Czech krona............................................      --         --        34.9        --         --        35.5

                                                                            YEARS ENDED JANUARY 31,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF OPERATIONS DATA (1):
Revenues....................................................  $32,249    $53,015    $84,145    $148,897   $252,878

Cost of revenues............................................   20,808     36,018     54,662      90,302    151,084
Write down of software development costs....................      755         --         --          --         --

Gross profit................................................   10,686     16,997     29,483      58,595    101,794

Selling general and administrative..........................    9,566     13,792     22,796      45,775     79,342
Depreciation and amortization...............................      560        976      2,213       3,427      6,725
Write down of goodwill (2)..................................       --        552         --          --         --

Reorganization and restructuring costs (2)..................       --      2,286         --          --     10,530
Income (loss) before interest income and expense, income
  taxes, share of results in equity investee profit on
  disposal of business and write down of investments(3).....      560       (609)     4,474       9,393      5,197
Profit on disposal of business..............................       --         --         --          --      2,284
Write down of investments...................................       --       (500)        --          --         --
Share of results in equity investee (4).....................     (761)      (799)        --          --         --

Net income (loss)...........................................  $  (652)   $(2,344)   $ 3,069    $  5,822   $     48

Net income (loss) per share
  (Basic)...................................................  $ (0.24)   $ (0.45)   $  0.47    $   0.64   $   0.00
Net income (loss) per share
  (Diluted).................................................  $ (0.24)   $ (0.45)   $  0.43    $   0.56   $   0.00
Weighted average number of shares:
  Basic.....................................................    2,743      5,170      6,589       9,131     10,967
  Diluted...................................................    2,743      5,170      7,129      10,484     11,838

                                                                                  JANUARY 31,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
  Current assets............................................  $13,464    $30,349    $36,915    $109,596   $127,722
  Current liabilities.......................................   14,750     24,763     35,974      86,815    120,578
  Total assets..............................................   17,943     42,021     59,208     146,272    209,008
  Long-term debt (including capital lease obligations and
    borrowings).............................................       93        489        497         780     25,976
  Total stockholders' equity................................  $ 3,101    $16,769    $21,594    $ 58,677   $ 62,454

------------------------------

(1) We have grown substantially through acquisitions which materially affect the comparability of the financial data reflected herein. The Selected Consolidated Financial Data includes the results of operations of acquisitions which were acquired effective January 1994, November 1994, April 1995, August 1996, October 1996, September 1997, October 1997, August 1998, September 1998, November 1998, December 1998, July 1999 and November 1999 and which were accounted for under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

(2) Reflects non-recurring charges which related to our reorganization and restructuring of our product, maintenance and support services businesses, including the reduction of employee headcount.

      In the fourth quarter of fiscal 1997, we took a charge of $2.3 million which related to our reorganization and restructuring of our maintenance and support services businesses including the reduction of employee headcount. In addition, in the fourth quarter of fiscal 1997, we recorded a charge of $552,000, which related to the write down of goodwill resulting from the Xanadu acquisition due to Xanadu's loss of several key contracts. Finally, as a result of the bankruptcy of ActionTrac Inc. on December 24, 1996, we took a charge of $1.3 million, consisting of $799,000, which represented our investment in the ActionTrac Joint Venture, a help-desk joint venture with ActionTrac Inc., and $500,000, which represented our investment in ActionTrac Inc. In the fourth quarter of fiscal 2000, following the acquisition of CVSI on November 2, 1999, we took a charge of $10.5 million which related to the first stage of our restructuring and reorganisation of its services and products business.

      See note (7) to the consolidated financial statements.

(3)   This is a non-GAAP measure.

(4) Consists of our share of the operating loss of the equity investee (the "ActionTrac Joint Venture") of $(179,000) and $(205,000) and the write down of our investment in and advances to the ActionTrac Joint Venture of $(582,000) and $(594,000) for the years ended January 31, 1996 and 1997, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated profitability, revenues, income, expenses or other financial items, and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matter are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. See "Item 1--Business--Risk Factors".

OVERVIEW

    We have grown rapidly due, in large part, to acquisitions. Datapro Computers Group Limited ("Datapro") was acquired in fiscal 1997. Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") were acquired in fiscal 1998. Decision Systems ("DS"), Memorex Telex Italia Spa ("Memorex"), Penagen Training Limited ("Penagen") and I-NEA S.A. ("I-NEA") were acquired in fiscal 1999. The Services Industries Limited Group ("SIL") and CVSI, Inc. ("CVSI) were acquired in fiscal 2000. These acquisitions have been accounted for under the purchase method of accounting and consolidated in our financial statements after the effective date of such acquisitions.

    In the fourth quarter of fiscal 2000, following the acquisition of CVSI on November 2, 1999, we took a charge of $10.5 million which related to the first stage of our restructuring and reorganisation of our services and products business.

    Our operating expenses have increased significantly since fiscal 1997, primarily due to headcount increases as a result of acquisitions and hiring to support revenue growth. Office and general expenses have also increased since fiscal 1997, primarily due to increased expenditures required to support the increased revenues and the expansion through acquisitions in our markets. This category includes expenses for salaries and related costs and associated benefits as well as payroll taxes, sales commission, recruitment fees, training costs, business promotion, market research, advertising and professional fees.

    Because of the effect upon our results of operations for the years ended January 31, 1998, 1999 and 2000, of acquisitions made during those periods, write downs of certain asset carrying values and restructuring and reorganization costs, direct comparison of our results of operations for these periods will not, in the view of management, prove meaningful. Instead, a summary of the elements that we believe is essential to an analysis of the results of operations for such periods is presented below.

FISCAL YEAR ENDED JANUARY 31, 2000, COMPARED WITH FISCAL YEAR ENDED JANUARY 31,
  1999

REVENUES

    Revenues for fiscal 2000 were $252.9 million, an increase of $104 million, or approximately 69.8% compared to $148.9 million for fiscal 1999. Approximately $30.6 million of this increase resulted from our acquisitions during fiscal 2000, none of which revenues were included in our results for fiscal 1999, $19.8 million from CVSI and $10.8 from SIL. The remaining $73.4 million of this increase came from the growth of our existing businesses, principally in the services division. Services revenues were $185.7 million or 73.4% of total revenues for fiscal 2000, an increase of $91.9 million compared to $93.8 million for fiscal 1999. Products revenues were $67.2 million or 26.6% of total revenues for fiscal 2000, a decrease from 37.0% of total revenues for fiscal 1999. On December 1, 1999, we sold "Hammer", a products business which had contributed $51.2 million of revenues for fiscal 2000. Hammer contributed $48.9 million of revenues for fiscal 1999. On December 23, 1999, we sold "K2", a software services subsidiary, which had contributed $2.1 million of revenues for fiscal 2000. K2 contributed $3.3 of revenues in fiscal 1999.

GROSS PROFIT

    Gross profit for fiscal 2000 was $101.8 million, an increase of $43.2 million, or 73.7% compared to $58.6 million for fiscal 1999.
$10.3 million of the gross profit increase came from the acquisitions during the year of SIL and CVSI which contributed $4.2 million and $6.1 million, respectively. Gross margin increased to 40.25% for fiscal 2000, from 39.4% for fiscal 1999. This increase in gross margin arose primarily as a result of the significant internal growth of the services business which has higher margins than the products business, partially offset by the inclusion of our fiscal 2000 acquisitions. The gross margins for these acquisitions were lower than that which we usually achieve through our operations, and gross margins for SIL and CVSI were 39.15% and 30.72%, respectively. Gross profit for services for fiscal 2000 increased by $43.3 million to $93.0 or 87.2% from $49.7 million for fiscal 1999. Gross margins for services decreased in fiscal 2000 to 50.1% from 52.9% in fiscal 1999, resulting from the growth of our existing service business and the inclusion as noted above of our fiscal 2000 acquisitions. Gross profit for products decreased by $112,000 or 1.3% to $8.8 million for fiscal 2000 compared to $8.9 million for fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for fiscal 2000 were $79.3 million, an increase of $33.5 million, or 73.1% compared to $45.8 million for fiscal 1999. As a percentage of revenues, selling, general and administrative expenses increased to 31.35% in fiscal 2000, from 30.75% in fiscal 1999. Selling expenses increased to $23.1 million from $12.8 million in line with the expansion of our business. General and administrative expenses increased to $56.2 million from $33.0 million primarily as a result of the growth in infrastructure necessary to support the expansion of our business.

PROFIT ON DISPOSAL OF BUSINESSES

    On December 1, 1999, we disposed of 100% of our shares in Hammer Distribution Limited, a UK based product distribution business for a sum of $7.6 million. The pre-tax profit arising from the sale of this business was $2.3 million. UK taxes in relation to this sale were $1.6 million.

    On December 23, 1999, we disposed of 100% of our shares in K2 Systems Plc, a UK based software services company for a sum of $0.1 million. K2 was sold for book value and there was no profit arising from the sale of this business. No taxes are due in relation to this sale.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for fiscal 2000 was $6.7 million, an increase of $3.3 million, or 97.0% compared to $3.4 million for fiscal 1999. This increase arose principally from our acquisitions during the year. Depreciation for fiscal 2000 was $2.7 million, an increase of $1.2 million or 80.0%, from $1.5 million for fiscal 1999. Amortization of goodwill from acquisitions for fiscal 2000 was $4.0 million, an increase of $2.1 million, or 110.5%, from $1.9 million for fiscal 1999.

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES AND PROFIT ON
  DISPOSAL OF
  BUSINESSES ("IBIT")

    IBIT for fiscal 2000 was $5.1 million, a decrease of $4.3 million, as compared to $9.4 million for fiscal 1999. As a percentage of revenues, IBIT decreased to 2.1% in fiscal 2000 as compared to 6.3% for fiscal 1999. This decrease arose principally from the $10.5 million charge taken for reorganization and restructuring taken as a result of the actions taken in the fourth quarter, following our acquisition of CVSI on November 2, 1999.

INTEREST

    Interest expense for fiscal 2000 was $2.1 million, an increase of $1.3 million, or 162.5% compared to $0.8 million for fiscal 1999. This increase resulted primarily from the increased use of bank lines of credit during fiscal 2000, which were not utilized to the same extent in fiscal 1999. In addition, $490,000 related to interest on the $25 million facility taken out to assist the purchase of CVSI in November 1999. Interest income for fiscal 2000 was $1.0 million, an increase of $0.2 million or 24.4% from $0.8 million in fiscal 1999, due to increased cash on hand due to our public offering.

FISCAL YEAR ENDED JANUARY 31, 1999, COMPARED WITH FISCAL YEAR ENDED JANUARY 31,
  1998

REVENUES

    Revenues for fiscal 1999 were $148.9 million, an increase of $65.0 million, or approximately 77.0% compared to $84.1 million for fiscal 1998. Approximately $26.9 million of this increase resulted from our acquisitions during fiscal 1999, none of which revenues were included in our results for fiscal 1998. The remaining $37.9 million of this increase came from the growth of our existing businesses, principally in the services division. Services revenues were $93.8 million or 63.0% of total revenues for fiscal 1999, an increase of $48.5 million compared to $45.3 million for fiscal 1998. Products revenues were $55.1 million or 37.0% of total revenues for fiscal 1999, a decrease from 46.2% of total revenues for fiscal 1998.

GROSS PROFIT

    Gross profit for fiscal 1999 was $58.6 million, an increase of $29.1 million, or 98.6% compared to $29.5 million for fiscal 1998. Gross margin increased to 39.4% for fiscal 1999, from 35.0% for fiscal 1998. This increase in gross margin arose primarily as a result of the significant internal growth of the services business which has higher margins than the products business, and the inclusion of our 1999 acquisitions. Gross profit for services for fiscal 1999 increased by $26.9 million to $49.7 or 117.9% from $22.8 million for fiscal 1998. Gross margins for services increased in fiscal 1999 to 52.9% from 50.2% in fiscal 1998, resulting from the growth of our existing service business. Gross profit for products increased by $2.2 million or 32.8% to $8.9 million for fiscal 1999 compared to $6.7 million for fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for fiscal 1999 were $45.8 million, an increase of $23.0 million, or 100.8% compared to $22.8 million for fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 30.7% in fiscal 1999, from 27.1% in fiscal 1998. Selling expenses increased to $12.8 million from $8.3 million in line with the expansion of our business. General and administrative expenses increased to $33 million from $14.5 million primarily as a result of the growth in infrastructure necessary to support the expansion of our business.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for fiscal 1999 was $3.4 million, an increase of $1.2 million, or 54.5% compared to $2.2 million for fiscal 1998. This increase arose principally from our acquisitions during the year. Depreciation for fiscal 1999 was $1.5 million, an increase of $0.4 million or 36.4%, from $1.1 million for fiscal 1998. Amortization of goodwill from acquisitions for fiscal 1999 was $1.9 million, an increase of $0.8 million, or 72.7%, from $1.1 million for fiscal 1998.

INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES ("IBIT")

    IBIT for fiscal 1999 was $9.4 million, an increase of $4.9 million, as compared to $4.5 million for fiscal 1998. As a percentage of revenues, IBIT increased to 6.3% in fiscal 1999 as compared to 5.3% for fiscal 1998. The increase results primarily from the overall improvement in our operating performances.

INTEREST

    Interest expense for fiscal 1999 was $0.8 million, an increase of $0.2 million, or 33.3% compared to $0.6 million for fiscal 1998. This increase resulted primarily from the increased use of bank lines of credit during fiscal 1999, which were not utilized to the same extent in fiscal 1998. Interest income for fiscal 1999 was $0.8 million, an increase of $0.5 million from $0.3 million in fiscal 1998, due to increased cash on hand due to our public offering.

LIQUIDITY AND CAPITAL RESOURCES

    From inception until June 1996, our sources of capital have been cash flows from operations, private placements of securities, primarily from our controlling stockholders and related parties, and borrowings from banks. On
June 19, 1996, we completed a public offering of 3,000,000 shares of our Common Stock at a price of $5.75 per share. On July 9, 1996, we completed the sale of a further 450,000 shares pursuant to the underwriters' over-allotment option. As a result of the offering we raised net proceeds of $16.0 million. In July 1998, we successfully completed a secondary public offering for the sale of 3,425,000 shares of our Common Stock. As a result of this offering, we raised
$31.0 million net proceeds.

    In November 1999, we borrowed $25.0 million to assist us in the purchase of CVSI. This money was borrowed from a UK Bank at an average rate of 7.62% interest. Capital repayments of $2.5 million, plus any accrued interest, are to be made at 6 month intervals starting March 31, 2000. $5.5 million (including $0.5 million interest) of this loan is recorded as a current liability with the remaining $20.0 million as a long-term debt.

    We maintain a revolving line of credit with a UK bank. This line of credit provides for borrowings of up to L4.0 million ($6.5 million) and bore interest at an average rate of 7.25% per annum on utilized amounts at January 31, 2000. At January 31, 2000, $4.9 million was outstanding under this facility. Management expects to be able to retain this facility for the foreseeable future, although no assurances can be given.

    At January 31, 2000, our Italian subsidiary maintained invoice discount facilities with Italian banks in the aggregate amount of $3.2 million. Interest was charged at rates of between 4.0% and 8.5% on utilized amounts.

    Outstanding advances from stockholders are shown on our balance sheet as stockholder advances. Outstanding advances as of January 31, 2000 and 1999, were $0 and $23,000, respectively. These outstanding advances do not bear interest and are payable on demand.

    Our Japanese subsidiary maintains a 100 million yen ($930,000) short-term loan facility with a Japanese bank. This loan is repayable in 10 equal monthly installments of 100,000 yen starting April 2000, and bears interest at 1.375%.

    Our working capital decreased from $22.8 million at January 31, 1999, to $7.1 million at January 31, 2000, a decrease of $15.7 million. This decrease can be primarily attributed to the non-cash accrual of $5.1 million for restructuring charges, together with capital expenditure and the short-term element of the loan regarding the CVSI acquisition.

    Net cash used by operating activities during fiscal 2000 was $5.1 million, a decrease of $0.2 million from the net cash used by operations of $5.3 million in fiscal 1999. The net cash used reflects primarily the additional working capital necessary for CVSI and SIL which were acquired during fiscal 2000, and the net effect of a decrease in deferred revenue and accrued liabilities and an increase in accounts payable, accounts receivable and inventories

    Net cash used by investing activities in fiscal 2000 was $27.2 million, an increase of $19.4 million from the $7.8 million net cash used in fiscal 1999. The net cash used primarily reflects the cash paid to acquire CVSI and SIL during fiscal 2000, and capital expenditure.

    Net cash provided by financing activities was $29.8 million for fiscal 2000, a decrease of $4.9 million from the $34.7 million provided in fiscal 1999. The cash provided in fiscal 2000 reflects primarily the proceeds from bank financing for the CVSI acquisition and from the exercise of warrants and options and repayments of notes payable and payments of outstanding obligations.

    We believe that the cash flows from operations and borrowing availability under our credit facilities will satisfy our anticipated working capital requirements through at least the next twelve months. In addition, if we deem it financially attractive, we may seek to raise additional funds through increased bank borrowings or through the sale of our equity securities. To the extent we raise additional capital through the sale of our equity securities, ownership dilution to our stockholders will result.

INFLATION

    Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with our provision of our services and products will increase, and, to the extent such increased costs are not offset by increased revenues, our operations may be adversely affected.

YEAR 2000

    We did not experience any significant adverse effects from the Year 2000 change. Our plan and procedures to deal with any probable difficulties arising from the Year 2000 change ran smoothly and no major problems arose. We do not foresee any further difficulties arising during the current year in relation to this change.

INTRODUCTION OF SINGLE EUROPEAN CURRENCY ("EURO")

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. Based on our preliminary assessment, we do not believe the conversion will have a material impact on the competitiveness of our service offerings in Europe, as substantial price transparency already exists.

    We expect that modifications to comply with euro requirements have been and will continue to be made to our business operations and systems on a timely basis, and do not believe that the cost of such modifications will have a material adverse impact on our results of operations or financial condition. There can be no assurance, however, that we will be able to continue to complete such modifications on a timely basis; any failure to do so could have a material adverse effect on our results of operations or financial condition. In addition, we face risks to the extent that suppliers, manufacturers, distributors and other vendors upon whom we rely and their suppliers, are unable to make appropriate modifications to support euro transactions. The inability of such third parties to support euro transactions could have a material adverse effect on our results of operations or financial condition.

IMPACT OF NEW STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000. The Company is currently assessing the impact of adoption of SFAS No. 133 on its financial statements but does not expect this standard to have a significant impact on the Company's financial statements. Should the Company commence using financial instruments particularly to hedge against the effects of foreign currency fluctuations, then, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the second quarter of 2000. Management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. However, the Company does not anticipate that these pronouncements will have a significant effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

    We conduct business on a Pan-European and worldwide basis in the USA and Japan through subsidiaries in various countries utilizing major international currencies. We are therefore exposed to movement in currency exchange rates. We continue to maintain a program, which monitors exchange rate fluctuations, and will utilize forward foreign exchange contracts, designed to hedge currency exposures related to certain non-functional assets and liabilities resulting from inter-company balances when deemed necessary. By written policy, we generally do not enter into any type of foreign exchange contract for speculative purposes. We have not entered into any type of foreign exchange contract during fiscal 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors and executive officers are listed below, together with brief summaries of their business experience and certain other information:

NAME                            AGE                              POSITION
----                          --------   --------------------------------------------------------
Anil J. Doshi...............             Chairman of the Board, Chief Executive Officer and
                                 55      Director

Mark Ellis..................     46      Vice Chairman of the Board, President and Director

Terence W. Burt.............     43      Vice President, Chief Operating Officer and Director

Kenneth J. Newell...........     56      Vice President of Corporate Affairs

Stephen McDonnell...........     37      Chief Financial Officer

Craig Kleinman..............     44      Secretary and Director

Brian V. Murray.............     52      Director

Arthur Keith Ross...........     48      Director

    ANIL J. DOSHI has been our Chairman of the Board of Directors, Chief Executive Officer and a Director since April 1993. Mr. Doshi co-founded Communic8 Software (our predecessor-in-interest) in January 1990 and served as Communic8's Chairman from April 1992 to March 1993. Mr. Doshi is a Fellow of the Institute of Chartered Accountants in England and Wales, and he is also an Associate of the Chartered Institute of Taxation. From January 1988 until 1990, Mr. Doshi was a consultant to and then Deputy Chairman of PPI
Enterprises, Inc., a New York based holding company ("PPI").

    MARK ELLIS has been Vice Chairman of the Board of Directors since
April 1998 and has been our President and Director since April 1993. Mr. Ellis co-founded Communic8 Software and served as a director of Communic8 from January 1992 until March 1993. From 1988 to January 1991, Mr. Ellis served as the President of PPI. As President of PPI, he managed that company's American expansion program and negotiated a number of acquisitions in the U.S., including the $875 million acquisition of Del Monte Tropical Fruit from RJR Nabisco.
Mr. Ellis was graduated from St. John's College at Cambridge University in England and received a B.A. in Law in 1975, an L.L.B. in 1976, and an M.A. in Law in 1978.

    TERENCE W. BURT has been a Vice President and Chief Operating Officer since April 1998 and a Director since April 1997. He was a co-founder of K2 Group Plc, and was Managing Director of our systems integration division between 1990 and 1996. He became Managing Director of the services division in 1996 and Managing Director of 4Front Group in 1997. Mr. Burt was graduated from the University of Hertfordshire and is a member of the Chartered Institute of Management Accountants.

    KENNETH J. NEWELL has been our Vice President of Corporate Affairs since April 1998 and a Director from April 1996 through April 2000. He was a co-founder of K2 Group Plc in 1988, which we acquired in January 1994, and was 4Front Group plc's Chief Executive until 1997. Mr. Newell is a Fellow of the Institute of Chartered Secretaries and Administrators following study at the City of London College.

    STEPHEN MCDONNELL has been our Chief Financial Officer since
September 1996. From April 1993 to September 1996, Mr. McDonnell served 4Front Group plc as a financial accountant. Prior to joining us in April 1993, Mr. McDonnell was Chief Accountant for 5 years to French Connection plc, a UK public company. Mr. McDonnell was graduated from the College of Commerce in Dublin, Ireland.

    CRAIG KLEINMAN has been our Secretary and a Director since April 1993. Mr. Kleinman served as our Chief Financial Officer from April 1993 until April 1996. During the past ten years, Mr. Kleinman has been a shareholder in the certified public accounting firm Kleinman, Guerra & Company, P.C. Mr. Kleinman received a B.S. degree in accounting from the University of Colorado in 1978 and is a member of the American Institute of Certified Public Accountants.

    BRIAN V. MURRAY has been a Director since April 1996. Mr. Murray is President and Chief Executive Officer of B.V. Murray & Co., an investment banking firm, which he founded in July 1996. Prior thereto, Mr. Murray held various positions at Bear, Stearns & Co., Inc. from 1976 until July 1996, when he was a Senior Managing Director.

    ARTHUR KEITH ROSS has been a Director since February 1996. Mr. Ross is currently a private investor and a consultant to the London law firm, Denton, Hall and Burgin. From 1986 to 1994, Mr. Ross was a partner in the London law firm Clifford Chance, which he joined in 1984. Mr. Ross headed the Clifford Chance South East Asian office in Singapore from 1988 to 1991. Mr. Ross was graduated from Christ's College at Cambridge University in England and received a B.A. in Law in 1973 and an M.A. in Law in 1976.

    All directors hold office until our next meeting of the stockholders and until their successors are elected and qualified.

    The Board of Directors has an Audit Committee which is charged with reviewing our internal accounting procedures and consulting with and reviewing the selection of our independent auditors. The Audit Committee currently consists of Messrs. Doshi, Ross, Murray and Kleinman. The Audit Committee was formed in fiscal 1997, and during fiscal 2000 met once. The Board of Directors also has a Compensation Committee charged with recommending to the Board the compensation for our executives and administering our stock option plans. The Compensation Committee is currently composed of Messrs. Doshi, Ellis, Murray, Ross and Kleinman. The Compensation Committee was formed in fiscal 1997, and during fiscal 2000 met once. The Board of Directors has also established an Executive Committee charged with exercising powers of the Board of Directors expressly delegated to it. The Executive Committee is currently composed of Messrs. Doshi and Ellis. During fiscal 2000, the Executive Committee did not meet. Each director attended at least 75% of the meetings of the Board of Directors and of all committees of the Board of Directors on which he served.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act") requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities
Dealers, Inc. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

    Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2000 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Burt and Newell each reported a transaction late on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

    The tables and discussion below sets forth information about the compensation awarded to, earned by, or paid to our chief executive officer and the four other most highly compensated executive officers during the fiscal years indicated. Except as noted below, no other executive officer earned compensation in excess of $100,000 during any of such periods.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                           ------------------------------   --------------------------
                                            FISCAL                           STOCK        ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR(1)     SALARY     BONUS     OPTIONS    COMPENSATION(2)
---------------------------                --------   --------   --------   --------   ---------------
Anil J. Doshi............................    2000     $284,766   $194,400    70,000        $70,821
Chairman of the Board and Chief
  Executive..............................    1999      259,375    136,120   100,000         71,406
Officer(3)...............................    1998      205,375     90,365       -0-         65,857
Mark Ellis...............................    2000     $250,594   $145,800    60,000        $43,471
Vice Chairman of the Board and...........    1999      228,250    104,580    90,000         39,810
President(3).............................    1998      180,730     65,720       -0-         43,918
Terence W. Burt..........................    2000     $217,810   $ 97,200    60,000        $31,776
Vice President and Chief Operating
  Officer................................    1999      191,816     76,360    80,000         27,836
                                             1998      149,239     36,968    10,000         25,424
Kenneth J. Newell........................    2000     $219,722   $ 72,900    40,000        $28,787
Vice President of Corporate Affairs......    1999      187,976     68,890    60,000         47,901
                                             1998      152,663     32,860       -0-         37,934
Stephen McDonnell........................    2000     $ 98,415   $ 72,900    50,000        $17,022
Chief Financial Officer..................    1999       89,640     49,800    15,000         18,945
                                             1998       71,950     24,645    10,000         10,246

------------------------

(1) Represents the period beginning February 1 of the prior year and ending January 31 of the year indicated.

(2) Represents contributions made by us to Executive Pension Plans, of $43,521, $21,212, $11,061, $8,424 and $5,030 for the year ended January 31, 2000, for
    Messrs. Doshi, Ellis, Burt, Newell and McDonnell, respectively, the remainder being car allowances and insurance benefits.

(3) Messrs. Doshi and Ellis entered into employment agreements with us in November 1995, which provide for annual base salaries of $320,202 and $281,778 as of February 1, 2000, respectively. See "-Employment Arrangements." Prior to November 1995, Messrs. Doshi and Ellis did not receive any salary compensation for services.

STOCK OPTIONS

    The following table sets forth certain summary information concerning individual grants of stock options made during the year ended January 31, 2000, to each of our executive officers named in the Summary Compensation Table.

INDIVIDUAL GRANTS

                                               PERCENTAGE OF TOTAL
                                       -----------------------------------
                                       NUMBER OF     OPTIONS
                                       SECURITIES   GRANTED TO   EXERCISE
                                       UNDERLYING   EMPLOYEES     OR BASE
                                        OPTIONS     IN FISCAL    PRICE PER   EXPIRATION
NAME                                    GRANTED      2000(1)     SHARE(2)     DATE(3)         5%          10%
----                                   ----------   ----------   ---------   ----------   ----------   ----------
Anil J. Doshi........................    70,000         8.5%      $13.35       12/5/09    $1,088,500   $2,288,300
Mark Ellis...........................    60,000         7.3%       13.35       12/5/09       933,000    1,961,400
Terence W. Burt......................    10,000         1.2%        8.75       5/24/09       201,500      381,500
                                         50,000         6.1%       13.35       12/5/09       777,500    1,634,500
Kenneth J. Newell....................    40,000         4.9%       13.35       12/5/09       622,000    1,342,000
Stephen McDonnell....................    10,000         1.2%        8.75       5/24/09       201,500      381,500
                                         40,000         4.9%       13.35       12/5/09       622,000    1,342,000

------------------------

(1) Based on an aggregate of 820,360 options which were granted during fiscal 2000.

(2) All options were granted at fair market value on the date of grant.

(3) All options have a fixed term of ten years and vest in full over 30 months from the date of grant, at a rate of 33 1/3% after 6 months, a further
    33 1/3% after 18 months and the remainder at 30 months.

(4) Potential gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only in the price of our common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved. Our common stock price, as reported by the Nasdaq National Market on January 31, 2000, was $17.75 per share.

    The following table sets forth at January 31, 2000, the number of options and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table. During fiscal year ended January 31, 2000, Messrs. Doshi, Ellis, Burt and Newell exercised and retained 150,000, 150,000, 43,084 and 60,296, respectively, and Messrs. Burt, Newell and McDonnell exercised and sold 16,366, 22,904 and 12,500, respectively.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                    NUMBER OF              VALUE OF
                                                             UNDERLYING UNEXERCISED      UNEXERCISED
                                                               OPTIONS AT YEAR-END       IN-THE-MONEY
                                                           ---------------------------    OPTIONS AT
NAME                                                       EXERCISABLE   UNEXERCISABLE   YEAR-END(1)
----                                                       -----------   -------------   ------------
Anil J. Doshi............................................    166,667        123,333       $2,925,500
Mark Ellis...............................................    163,334        106,666        2,760,250
Terence W. Burt..........................................    148,050         90,000        2,421,338
Kenneth J. Newell........................................    132,634         66,666        2,044,575
Stephen McDonnell........................................     30,333         49,167          604,750

------------------------

(1) Computed based upon the difference between the stock option exercise price and the closing price of our Common Stock on January 31, 2000, ($17.75).

EMPLOYMENT ARRANGEMENTS

    Messrs. Doshi and Ellis entered into employment agreements with us which commenced November 1, 1995. These agreements are terminable at any time after an initial term of three years on one years' notice. Under such agreements at February 1, 2000, Messrs. Doshi and Ellis are entitled to base annual salaries of L197,655 ($320,202) and L173,937 ($281,778), respectively. Prior to the execution of such employment agreements, neither Messrs. Doshi nor Ellis had received salary compensation for services performed for us and our affiliates.

    Mr. Burt entered into an employment agreement with us at a salary as at February 1, 2000, of L150,218 ($243,353).

    No other executive officer is currently party to an employment agreement with us. As appropriate, other employment contracts may be entered into with other key executives.

STOCK OPTIONS AND BENEFIT PLANS

    We maintain contributory, non-defined pension plans for the benefit of Messrs. Doshi and Ellis to which we make contributions of approximately L39,959 ($64,733) per annum. We also maintain contributory, non-defined pension plans for the benefit of Messrs. Burt and Newell to which it makes contributions of approximately L12,000 ($19,000) per annum.

    In 1999, pursuant to a share option plan, Messrs. Burt and McDonnell were each awarded options to acquire 10,000 shares of our Common Stock at an exercise price of $8.75 per share, being equal to the fair market value of the Common Stock on the date of the grant.

1996 EQUITY INCENTIVE PLAN

    In May 1996, we adopted the 1996 4Front Technologies, Inc. Equity Incentive Plan (the "Plan"), which, as amended, provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 1,100,000 shares of our common stock. The Plan permits the granting of options to our officers, employees, directors and consultants. This Plan was initially approved by stockholders on February 5, 1997, and pursuant to the Plan, a total of 247,000 options, exercisable at between $3 3/8 and $5 3/4 per share, being at or above market value at time of grant, have been granted to employees and to two directors. In November 1997, a total of 87,500 options, exercisable at $8.75, being at or above market value at the time of grant, were granted to employees. During 1998, the Board granted 40,000 options each to Messrs. Doshi, Ellis, Burt and Newell and 6,000 options each to
Messrs. Kleinman, Ross and Murray, each at an exercise price of $8.75 per share, equal to the fair market value of the common stock on the date of grant. During 1999, the Board also granted 60,000 options to Mr. Doshi, 50,000 options to Mr. Ellis, 40,000 options to Mr. Burt, 20,000 options to Mr. Newell and 6,000 options each to Messrs. Kleinman, Ross and Murray, each at an exercise price of $5.625 per share, equal to the fair market value of the common stock on the date of grant. During 2000, and subject to stockholder approval to amend our 1996 Equity Incentive Plan, the Board granted a further 70,000 options to Mr. Doshi, 60,000 options to Mr. Ellis, 50,000 options to Mr. Burt, 40,000 options to Mr. Newell, 12,500 options to Mr. Kleinman, and 10,000 options each to Messrs. Ross and Murray, each at an exercise price of $13.35 per share, equal to the fair market value of the common stock on the date of the grant.

COMPENSATION OF DIRECTORS

    Messrs. Murray and Ross each received compensation of $23,000 in the fiscal year 2000. In February 2000, their compensation was increased to $25,300 per year. No other director receives any compensation for services as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee currently consists of Messrs. Doshi, Ellis, Murray, Ross and Kleinman. Messrs. Doshi and Ellis abstain from votes on their compensation. See "--Employment Arrangements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of April 10, 2000 (except as otherwise noted in the footnotes), regarding the beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of our common stock by: (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed:

                                                               NUMBER OF SHARES    PERCENTAGE
BENEFICIAL OWNER                                              BENEFICIALLY OWNED   OWNERSHIP
----------------                                              ------------------   ----------
Anil J. Doshi (1)...........................................        1,026,879          8.49%
Mark Ellis (2)..............................................          585,312          4.84%
Terence W. Burt (3).........................................          242,050          2.01%
Kenneth J. Newell (4).......................................          197,174          1.64%
Stephen McDonnell (5).......................................           17,967             *
Craig Kleinman (6)..........................................           40,000             *
Brian V. Murray (7).........................................           20,500             *
Arthur Keith Ross (8).......................................          157,850          1.32%
All Directors and Executive Officers as a Group (8 persons)
  (9).......................................................        2,242,220         17.53%

------------------------

*  Less than 1%

(1) Includes 45,512 shares owned by Aliki Financial Corp., in which Mr. Doshi has a 65% interest. Also includes 186,667 shares purchasable pursuant to immediately exercisable options.

(2) Includes 45,512 shares owned by Aliki Financial Corp., in which Mr. Ellis has a 35% interest. Also includes 180,000 shares purchasable pursuant to immediately exercisable options.

(3) Includes 27,744 shares owned by Mr. Burt's wife and 14,397 shares held by Lex Nominees International as nominee for a Jersey resident settlement established for the benefit of Mr. Burt and his wife and children. Also includes 161,384 shares purchasable pursuant to immediately exercisable options. Mr. Burt disclaims beneficial ownership of the shares held by his wife.

(4) Includes 4,551 shares owned by Mr. Newell's wife and 14,395 shares held by Lex Nominees International as nominee for a Jersey resident settlement established for the benefit of Mr. Newell and his wife and children. Also includes 139,300 shares purchasable pursuant to immediately exercisable options. Mr. Newell disclaims beneficial ownership of the shares held by his wife.

(5) Consists of 17,967 shares purchasable pursuant to immediately exercisable options.

(6) Includes 8,000 shares purchasable pursuant to immediately exercisable options.

(7) Includes 18,000 shares purchasable pursuant to immediately exercisable options.

(8) Includes 8,000 shares purchasable pursuant to immediately exercisable options and 27,500 warrants.

(9) Includes 719,318 shares subject to options which are immediately exercisable. Does not include 425,333 shares subject to options which are not exercisable within 60 days of April 10, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVANCES FROM AFFILIATES AND RECEIVABLE FROM RELATED PARTY

    As at January 31, 1999 and 2000, $23,000 and $0, respectively, were owed to Mr. Doshi. No other related party receivables or payables existed as at January 31, 1999 and 2000.

    During the periods ended January 31, 1998, 1999 and 2000, we compensated one of our officers/ stockholders for accounting, investor relations and administration services in the amount of approximately $64,868, $69,009 and $74,614, respectively. At January 31, 1999 and 2000, $0 and $0, respectively, was owed to this related party.

    We believe that all transactions with related parties have been upon terms at least as favorable to us as those which would have been available to us from unrelated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    1. Financial Statements. See Index to Consolidated
        Financial Statements commencing on page F-1 of the Report.
        2. Financial Statement Schedules. See Index to Consolidated
        Financial Statements commencing on page F-1 of the Report.
        3. Exhibits
        (b) The following exhibits are filed or incorporated by reference as part of this Report (Exhibit Nos. 10.1, 10.2, 10.5, 10.6, 10.10, 10.11, 10.12, 10.14, 10.19, 10.20 and
        10.21 management contracts, compensation plans or arrangements):
3.1 Certificate of Incorporation of the Company, as amended to date.(1)
3.2     Bylaws of the Company, as amended to date.(1)
4.1     Specimen Form of Stock Certificate for the Company's Common
        Stock.(4)
10.1    1996 Equity Incentive Plan.(1)
10.2 Indemnity Agreement between the Company and Craig Kleinman dated October 27, 1987.(2)
10.3    Share Sale Agreement Relating to K2 Group Plc dated March 7,
        1994 by and among Lex Nominees International Limited and
        ORS, Peter Leith Wellings and 4Front Technologies, Inc.(3)
10.4    Form of Option to Purchase Shares in 4Front Technologies,
        Inc. dated as of March 7, 1994 by and among 4Front
        Technologies, Inc. and shareholders of K2 Group Plc.(3)
10.5    Form of Executive Pension Plan for the benefit of Anil J.
        Doshi.(4)
10.6    Form of Executive Pension Plan for the benefit of Mark
        Ellis.(4)
10.7    Form of 4Front Executive Officer Service Agreement.(4)
10.8    Lease Agreement dated September 7, 1988 for lease by K2
        Group Plc of premises at Unit 4, Colonial Business Park,
        Colonial Way, Watford England, as amended.(4)
10.9    Lease Agreement dated April 28, 1992 for lease by K2 Group
        Plc of premises at Units 5 and 6, Colonial Business Park,
        Colonial Way, Watford England.(4)
10.10   Form of Executive Officer Service Agreement (K2).(4)
10.11   K2 Systems Group Pension Scheme effective March 6, 1991.(4)
10.12   Form of Executive Pension Plan for the benefit of Kenneth J.
        Newell.(4)
10.13   Form of Amendment dated October 21, 1994 to Option to
        Purchase Shares in 4Front Technologies, Inc. dated as of
        March 7, 1994 by and among 4Front Technologies, Inc. and shareholders of K2 Group Plc.(5)
10.14   Form of November 1, 1994 Option Agreement for Employees and
        Consultants.(5)
10.15 Share Sale Agreement Relating to CI Support Limited effective November 1, 1994 by and among Burnaby Investments
        Limited and K2 Group plc.(5)
10.16   Share Sale Agreement Relating to CCG Holdings Limited dated
        May 11, 1995 by and among Richard Ian Sharpe & ORS and the
        Company.(5)
10.17   Facility Letter dated May 25, 1994 from Barclays Bank Plc to
        Compass Computer Group Limited.(5)
10.18 Facility Letter dated April 12, 1995 from Barclays Bank Plc to Compass Computer Group Limited.(5)
10.19   Form of Employment Agreement effective as of November 1,
        1995 between the Company and Anil J. Doshi.(6)
10.20   Form of Employment Agreement effective as of November 1,
        1995 betweenthe Company and Mark Ellis.(6)
10.21   Form of August 1995 Option Agreement for Employees and
        Consultants.(5)
10.22 Share Sale Amendment Agreement dated December 13, 1995, between Richard Ian Sharpe & ORS, the Company, Joel Jervis,
        CCG Holdings Limited and 4Front Group Plc.(6)

10.23   Put Option Agreement dated December 13, 1995, between
        Richard Ian Sharpe & ORS and the Company.(6)
10.24   Factoring Agreement with Kellock Limited, dated October 23,
        1997.(1)
10.25   Credit Facility with Midland Bank, dated August 28, 1997.(1)
10.26   Lease for Slough Property, as amended, dated as of December
        29, 1989, as amended.(1)
10.27   Lease for Hatton Garden Property, dated as of July 15,
        1997.(1)
10.28   Lease for Ruislip Property, dated as of February 21,
        1997.(1)
10.29   Amendment to Factoring Agreement with Kellock Limited, dated
        May 23, 1998.(7)
10.30 Letter of Intent between 4Front Group Plc and Barclays Bank, dated May 7, 1998.(7)
10.31 Acquisition Agreement, dated as of September 21, 1999, by and among 4Front Technologies, Inc., CVSI, Inc., CVSI
        Acquisition Co., LLC, Computervision Corporation, and the individuals set forth on Schedule A thereto.(8)
10.32 Sale and Purchase Agreement, dated as of December 1, 1999, by and among 4Front Group UK Limited, 4Front Group plc, and
        Blakedew 181 Limited.(9)
21.1    List of Subsidiaries.
23.1    Consent of KPMG.
27.0    Financial Data Schedule.

------------------------

(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

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

(4) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

(5) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

(6) Previously filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal period ended October 31, 1995.

(7) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-53867, filed June 5, 1998.

(8) Previously filed as Exhibit to the Company's Report on Form 8-K dated November 2, 1999.

(9) Previously filed as Exhibit to the Company's Report on Form 8-K dated December 1, 1999.

    (b) Reports on Form 8-K.

       (i) On November 15, 1999, we filed a Form 8-K with respect to our acquisition of CVSI, Inc.

       (ii) On December 16, 1999, we filed a Form 8-K with respect to our sale of Hammer Distribution Limited.

       (iii) On January 18, 2000, we amended the Form 8-K indicated in
           (i) above to include the requested financial statements of CVSI, Inc. and the related pro forma financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       4FRONT TECHNOLOGIES, INC.

                                                       By:  /s/ ANIL J. DOSHI
                                                            -----------------------------------------
                                                            Anil J. Doshi, CHAIRMAN OF THE BOARD,
                                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                            Date: April 27, 2000

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  NAME AND POSITION                           DATE
                  -----------------                           ----
/s/ ANIL J. DOSHI
  ---------------------------------------------
  Anil J. Doshi, Chairman of the Board, Chief            April 27, 2000
  Executive Officer and Director (Principal Executive
  Officer)

/s/ MARK ELLIS
  ---------------------------------------------
  Mark Ellis, Vice Chairman of the Board, President      April 27, 2000
  and Director

/s/ TERENCE W. BURT
  ---------------------------------------------
  Terence W. Burt, Vice President, Chief Operating       April 27, 2000
  Officer and Director

/s/ STEPHEN MCDONNELL
  ---------------------------------------------
  Stephen McDonnell, Chief Financial Officer             April 27, 2000
  (Principal Financial and Accounting Officer)

/s/ CRAIG KLEINMAN
  ---------------------------------------------          April 27, 2000
  Craig Kleinman, Secretary and Director

/s/ BRIAN V. MURRAY
  ---------------------------------------------          April 27, 2000
  Brian V. Murray, Director

/s/ ARTHUR K. ROSS
  ---------------------------------------------          April 27, 2000
  Arthur Keith Ross, Director

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Consolidated Balance Sheets as of January 31, 1999 and
  2000......................................................    F-3
Consolidated Statements of Operations for the years ended
  January 31, 1998, 1999 and 2000...........................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended January 31, 1998, 1999 and 2000.......    F-5
Consolidated Statements of Comprehensive Income (loss) for
  the years ended January 31, 1998, 1999 and 2000...........    F-5
Consolidated Statements of Cash Flows for the years ended
  January 31, 1998, 1999 and 2000...........................    F-6
Notes to the Consolidated Financial Statements..............    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
4Front Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of 4Front Technologies, Inc. and Subsidiaries as of January 31, 1999 and 2000 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three year period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4Front Technologies, Inc. and Subsidiaries as of January 31, 1999 and 2000 and the results of their operations and their cash flows for the years in the three year period ended January 31, 2000, in conformity with generally accepted accounting principles in the United States.

KPMG
Chartered Accountants
Registered Auditors
London, England
April 27, 2000

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 31,   JANUARY 31,
                                                                 1999          2000
                                                              -----------   -----------
                                                                $'000'S       $'000'S
                                        ASSETS
CURRENT ASSETS:
Cash........................................................    $ 26,162      $ 23,086
Accounts receivable, net of allowance for doubtful accounts
  of $642 and $1,047, respectively..........................      54,910        64,495
Deposits....................................................          51            51
Inventories.................................................      23,840        30,101
Prepaid expenses............................................       4,130         7,728
Income taxes receivable.....................................          16            17
Other current assets........................................         487         2,244
                                                                --------      --------
  Total current assets......................................     109,596       127,722
PROPERTY AND EQUIPMENT, net.................................       5,899        12,801
GOODWILL, net...............................................      26,573        63,027
DEFERRED INCOME TAX.........................................       3,354         4,901
SOFTWARE DEVELOPMENT COSTS..................................         757            --
OTHER ASSETS................................................          93           557
                                                                --------      --------
TOTAL ASSETS................................................    $146,272      $209,008
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................    $ 37,384      $ 55,509
Accrued liabilities.........................................      16,734        17,889
Stockholder advances........................................          23            --
Lines of credit-bank........................................       5,180        11,288
Notes payable...............................................       5,393         3,195
Capital lease obligations, current portion..................         608           697
Income taxes payable........................................       2,159         8,801
Deferred revenue............................................      19,334        23,199
  Total current liabilities.................................      86,815       120,578
                                                                --------      --------
CAPITAL LEASE OBLIGATIONS, less current portion.............         780           873
LONG TERM LIABILITIES.......................................          --        25,103
                                                                --------      --------
TOTAL LIABILITIES...........................................      87,595       146,554
                                                                ========      ========
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
Common Stock, $0.001 value, 30,000,000 shares authorized,
  10,628,067 and 11,765,602 shares issued and outstanding,
  respectively..............................................          11            12
Additional paid-in capital..................................      56,123        60,435
Retained earnings...........................................       2,668         2,716
Retained comprehensive deficit..............................        (125)         (709)
                                                                --------      --------
  Total stockholders' equity................................      58,677        62,454
                                                                --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $146,272      $209,008
                                                                ========      ========

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED JANUARY 31,
                                                         --------------------------------------
                                                            1998         1999          2000
                                                         ----------   -----------   -----------
                                                          $'000'S       $'000'S       $'000'S
REVENUES
Services...............................................  $   45,302   $    93,849   $   185,722
Products...............................................      38,843        55,048        67,156
                                                         ----------   -----------   -----------
                                                             84,145       148,897       252,878
                                                         ----------   -----------   -----------
Cost of Services.......................................      22,541        44,171        92,733
Cost of Products.......................................      32,121        46,131        58,351
                                                         ----------   -----------   -----------
                                                             54,662        90,302       151,084
                                                         ----------   -----------   -----------
GROSS PROFIT
Services...............................................      22,761        49,678        92,989
Products...............................................       6,722         8,917         8,805
                                                         ----------   -----------   -----------
                                                             29,483        58,595       101,794
                                                         ----------   -----------   -----------
OPERATING EXPENSES:
Selling, general and administrative expenses...........      22,796        45,775        79,342
Depreciation...........................................       1,092         1,494         2,720
Amortization...........................................       1,121         1,933         4,005
Reorganization and restructuring costs.................          --            --        10,530
                                                         ----------   -----------   -----------
  Total operating expenses.............................      25,009        49,202        96,597
INCOME BEFORE INTEREST, PROFIT ON DISPOSAL OF
  BUSINESSES AND INCOME TAXES..........................       4,474         9,393         5,197
Profit on disposal of business.........................          --            --         2,284
Interest income........................................         276           837         1,041
Interest expense.......................................        (632)         (842)       (2,128)
                                                         ----------   -----------   -----------
INCOME BEFORE INCOME TAXES.............................       4,118         9,388         6,394
INCOME TAXES...........................................       1,049         3,566         6,346
                                                         ----------   -----------   -----------
NET INCOME.............................................  $    3,069   $     5,822   $        48
                                                         ==========   ===========   ===========
NET INCOME PER COMMON SHARE (Basic)....................  $     0.47   $      0.64   $      0.00
                                                         ==========   ===========   ===========
NET INCOME PER COMMON SHARE (Diluted)..................  $     0.43   $      0.56   $      0.00
                                                         ==========   ===========   ===========
BASIC SHARES OUTSTANDING...............................   6,588,911     9,130,824    10,966,598
                                                         ==========   ===========   ===========
DILUTED SHARES OUTSTANDING.............................   7,129,307    10,484,300    11,837,964
                                                         ==========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 RETAINED
                                                                  RETAINED    COMPREHENSIVE
                                            SHARES      AMOUNT    EARNINGS   INCOME/(DEFICIT)    TOTAL
                                          ----------   --------   --------   ----------------   --------
                                                       $'000'S    $'000'S        $'000'S        $'000'S
BALANCE, JANUARY 31, 1997...............   6,514,747   $22,988    $(6,223)        $   3         $16,768
Stock issued in acquisition of
  Eurosystems...........................      58,896       600         --            --             600
Exercise of warrants and stock
  options...............................     477,674     1,289         --            --           1,289
Net income for the year.................          --        --      3,069            --           3,069
Other comprehensive deficit.............          --        --         --          (132)           (132)
                                          ----------   -------    -------         -----         -------
BALANCE, JANUARY 31, 1998...............   7,051,317    24,877     (3,154)         (129)         21,594

Exercise of warrants and stock
  options...............................     621,458     2,612         --            --           2,612
Stock issued in offering, net of
  offering costs........................   2,955,292    28,645         --            --          28,645
Net income for the year.................          --        --      5,822            --           5,822
Other comprehensive income..............          --        --         --             4               4
                                          ----------   -------    -------         -----         -------
BALANCE, JANUARY 31, 1999...............  10,628,067    56,134      2,668          (125)         58,677

Exercise of warrants and stock
  options...............................     884,155     3,702         --            --           3,702
Stock issued upon exercise of options...     193,380        --         --            --              --
Stock issued in acquisition of SIL......      60,000       611         --            --             611
Net income for the year.................          --        --         48            --              48
Other comprehensive deficit.............          --        --         --          (584)           (584)
                                          ----------   -------    -------         -----         -------
BALANCE, JANUARY 31, 2000...............  11,765,602   $60,447    $ 2,716         $(709)        $62,454
                                          ==========   =======    =======         =====         =======

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                 YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                              $'000'S    $'000'S    $'000'S
Net income..................................................   $3,069     $5,822     $  48
Foreign currency translation adjustment.....................     (132)         4      (584)
                                                               ------     ------     -----
Comprehensive income (loss).................................   $2,937     $5,826     $(536)
                                                               ======     ======     =====

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED
                                                                       JANUARY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                              $'000'S    $'000'S    $'000'S
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $3,069    $ 5,822    $    48
Adjustments to reconcile net income to net cash provided
  (used) by operating activities
Depreciation................................................    1,092      1,494      2,720
Amortization................................................    1,121      1,933      4,005
Non-Cash restructuring charges..............................       --         --      5,103
(Gain) on disposal of fixed assets..........................      (54)       (36)       (64)
Change in accounts receivable...............................    2,234    (17,908)    (5,122)
Change in deposits..........................................      (18)        (2)        --
Change in inventories.......................................   (2,432)    (5,200)    (8,131)
Change in prepaid expenses..................................     (171)      (850)    (1,661)
Change in deferred income tax...............................      725      1,875     (1,366)
Change in income taxes......................................      256        595      5,805
Change in other current assets..............................       11       (268)       210
Change in accounts payable..................................   (1,783)      (162)       398
Change in accrued liabilities...............................     (263)     3,057     (3,052)
Change in deferred revenue..................................   (2,402)     4,335     (4,659)
                                                               ------    -------    -------
Net cash from operating activities..........................    1,385     (5,315)    (5,766)
                                                               ------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment.......................................     (880)    (1,956)    (5,740)
Proceeds from disposal of equipment.........................      164        167        402
Acquisition of subsidiaries, including related expenses, net
  of cash acquired..........................................   (6,574)    (5,199)   (28,353)
Proceeds from disposal of business..........................       --         --      7,614
Capitalization of software development costs................       --       (850)        --
Investment in and advances to equity investee...............      143         --         --
Change in other assets......................................      (17)         8       (464)
                                                               ------    -------    -------
Net cash from investing activities..........................   (7,164)    (7,830)   (26,541)
                                                               ------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in lines of credit-bank..............................      468      1,741      3,877
Proceeds from loan for acquisition of CVSI..................       --         --     25,000
Proceeds from notes payable.................................    2,858      2,536         --
Repayment of notes payable..................................       --         --     (2,198)
Proceeds from (repayment of) stockholders' advances.........      (40)         5        (23)
Payments of capital lease obligations.......................     (731)      (822)      (542)
Net proceeds from issuance of common stock..................    1,289     31,257      3,701
                                                               ------    -------    -------
Net cash from financing activities..........................    3,844     34,717     29,815
                                                               ------    -------    -------
Effect of exchange rate changes on cash.....................     (132)         4       (584)
                                                               ------    -------    -------
Net change in cash..........................................   (2,067)    21,576     (3,076)
Cash at beginning of period.................................    6,653      4,586     26,162
                                                               ------    -------    -------
Cash at end of period.......................................   $4,586    $26,162    $23,086
                                                               ======    =======    =======
Supplemental disclosure of cash flow information:
Cash paid for interest expense..............................   $  632    $   842    $ 2,128
Cash paid for income taxes..................................   $   42    $   486    $ 1,129

        See accompanying notes to the consolidated financial statements.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 2000

1.  NATURE OF BUSINESS

    4Front Technologies, Inc. and subsidiaries (the "Company" or "4Front") is a leading provider of information technology solutions, which consist of specialized computer services and complementary products, primarily to blue-chip corporations and government authorities in the United Kingdom and, in Continental Europe. The Company's solutions include hardware maintenance, help-desk support, network servers, specialized software services and products, and the supply of high-end storage systems.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  REVENUE RECOGNITION

    Product revenue is recognized when the product is shipped.

    Service revenues from consulting, engineering, implementation and training are recognized as the services are performed. Revenues from maintenance agreements are recognized rateably over the term of the agreements.

    SOFTWARE REVENUE RECOGNITION

    Software sales consist of multi-element contracts which typically include the delivery of licences, provision of consulting services, and post contract support (such as on-line support and telephone support) and upgrades.

    These multi-element contracts are unbundled into their component elements and revenue is allocated to the various elements based on vendor-specific objective evidence of fair value. The price charged for each element when sold separately is used to determine fair value. Having allocated revenue to the various elements, each element is then treated separately. Revenue is recognised when each of the following criteria has been satisfied:

    - persuasive evidence of an arrangement

    - delivery has occurred

    - fee is fixed or determinable

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - collectibility is probable

    As a result, licence fee revenue is typically recognised on delivery as the software is fully functional at this point in time. The price of support takes into account the cost of upgrades. The price of upgrades is based on a reasonable estimate of the percentage of customers that are not expected to exercise the upgrade right.

b)  INVENTORIES

    Inventories are stated at the lower of cost (first in, first out method) or market value. Inventories consist primarily of computer hardware, software and work in progress. Work in progress represents labor and material costs incurred for customer software projects.

c)  DEPRECIATION

    Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Equipment held under capital leases is amortized using the straight-line method over the lease term. No depreciation has been charged to cost of sales.

d)  FOREIGN CURRENCY TRANSLATION

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

    All assets and liabilities of the non-U.S. operations are translated into U.S. dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses are translated at averaged rates in effect for the periods presented. The cumulative currency translation deficit reflected as a separate component of stockholders' equity at January 31, 2000 is $709,000.

    Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented. During the fiscal years ended January 31, 1998, 1999 and 2000, the Company had operating foreign exchange gains of $611,000, $664,000 and $210,000, respectively.

    e)  GOODWILL

    In connection with acquisitions accounted for under the purchase method (see
Note 8), the Company recorded goodwill based on the excess of the purchase price paid (cost of the acquisition) over the estimated fair value of the identifiable tangible assets and liabilities of the acquiree on the date of purchase. Goodwill is reported at cost, net of accumulated amortization, and is being amortized over its estimated useful life of between five and fifteen years. Accumulated amortization at January 31, 1998, 1999 and 2000, is $2.4 million, $4.3 million and $8.3 million, respectively.

    The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    f)  PURCHASED AND DEVELOPED SOFTWARE

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

    g)  INCOME TAXES

    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized for deferred tax assets, if it is considered more likely than not, that all or some portion of the deferred tax assets will not be realized. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

    h)  DEFERRED REVENUE

    Deferred revenue is comprised of maintenance and support fees to be earned in the future on agreements existing and billed for at the balance sheet date.

    i)  NET INCOME PER COMMON SHARE

    Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution from the Company's stock options and warrants.

    j)  CONCENTRATION OF CREDIT RISK

    At January 31, 1999 and 2000, cash includes $4,917,000 and $6,669,000, respectively, held in demand deposit accounts in non-USA bank accounts where deposits are not insured by their respective governments. These balances are subject to foreign currency fluctuations, which in the past have not been material.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    k)  STOCK-BASED COMPENSATION

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

    l)  LONG-LIVED ASSETS

    Long-lived assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

    m)  ADOPTION OF NEW STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000. The Company is currently assessing the impact of adoption of SFAS No. 133 on its financial statements but does not expect this standard to have a significant impact on the Company's financial statements. Should the Company commence using financial instruments particularly to hedge

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) against the effects of foreign currency fluctuations, then, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the second quarter of 2000. Management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. However, the Company does not anticipate that these pronouncements will have a significant effect on the Company's financial statements.

5.  PURCHASED AND DEVELOPED SOFTWARE

    Purchased and developed software consists of the following:

                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                              $'000'S    $'000'S
Software development costs..................................    $850       $ --
Less accumulated amortization...............................     (93)        --
                                                                ----       ----
                                                                $757       $ --
                                                                ====       ====

    Development costs are capitalized once technical feasibility has been established. Only the costs incurred from the date that technical feasibility had been established to the date the product became available for release are capitalized.

    Appropriate amortization periods are then applied to the costs capitalised. Given the nature of the niche markets such as the Construction industry, Government and Emergency services into which the products are sold, three years is typically used. The Company conducts periodic impairment reviews on the carrying value of the costs capitalized to ensure that they are still recoverable.

    Software costs capitalized were held within K2 Systems PLC, which was sold on December 23, 1999.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

6.  SEGMENT INFORMATION

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

    The Company operated solely in Europe prior to fiscal 2000, and hence all of its revenues are derived from this region for periods prior to fiscal 2000. In fiscal 2000, the Company acquired CVSI who had operations in USA and Japan, as well as European activities. Inter-company transfers between the Company's subsidiaries are transacted at prices intended to allow the subsidiaries' earnings to be comparable to unaffiliated distributors.

    Geographic area information for the years ended January 31, 1998, 1999 and 2000 is as follows:

                                                            UNITED KINGDOM
                                                               OF GREAT          OTHER
                                                  U.S.A.       BRITAIN       INTERNATIONAL   CONSOLIDATED
                                                 --------   --------------   -------------   ------------
                                                 $'000'S       $'000'S          $'000'S        $'000'S
Year-ended January 31, 2000
  Net revenues.................................   $5,016       $123,202        $124,660        $252,878
  Net income after taxes.......................   (2,124)        (1,931)          4,103              48
  Long life assets.............................   $  968       $  4,218        $  7,615        $ 12,801
Year-ended January 31, 1999
  Net revenues.................................   $   --       $113,664        $ 35,233        $148,897
  Net income after taxes.......................      133          4,697             992           5,822
  Long life assets.............................   $   --       $  3,293        $  2,606        $  5,899
Year-ended January 31, 1998
  Net revenues.................................   $   --       $ 81,478        $  2,667        $ 84,145
  Net income/(loss) after taxes................     (304)         3,373              --           3,069
  Long life assets.............................   $   --       $  2,715        $    140        $  2,855

    No single customer represented more than 10% of total sales during the years ended January 31, 1998, 1999 or 2000.

7.  REORGANIZATION AND RESTRUCTURING

    On November 2, 1999, the Company acquired 100% of CVSI Inc. for
$25.5 million (Note 8). CVSI, Inc. is a leading provider of IT services and operates in many of the same territories, particularly in Northern Europe that 4Front's existing operations are located. As a result of the CVSI acquisition, there were a number of duplicate facilities and personnel particularly those at management level. During the fourth quarter 2000, the Company implemented a Board-approved restructuring program. This program

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

7. REORGANIZATION AND RESTRUCTURING (CONTINUED) was directly focused on improving the Company's competitive position as well as enhancing the Company's use of resources, particularly in light of the recent CVSI acquisition.

    The progam resulted in severance and related charges for 107 positions, across USA, UK, France, Germany, Italy, Netherlands, Belgium and Japan. In addition, the charge included costs in relation to vacating leased facilities. These costs focused in eliminating both duplicate facilities and severance costs in relation to eliminating duplicate administrative functions in each of the major territories in which 4Front operates.

    The following table depicts the activity for the 2000 fourth-quarter restructuring program through January 31, 2000:

                                                                                       ACCRUED
                                                              TOTAL       CASH        BALANCE AT
                                                             CHARGES    PAYMENTS   JANUARY 31, 2000
                                                             --------   --------   ----------------
                                                             $'000'S    $'000'S        $'000'S
Severance and related charges..............................  $ 4,236     $3,886         $  350
Lease termination costs....................................    6,294      1,191          5,103
                                                             -------     ------         ------
                                                             $10,530     $5,077         $5,453
                                                             =======     ======         ======

    Severance and related charges include involuntary termination and local statutory benefits, and payroll taxes for 107 employees, or 5.1% of the worldwide workforce. The reduction in force consisted of 107 employees from 2,090 across countries.

    Lease termination costs of $6.3 million represent remaining lease liabilities related to 3 of the Company's facilities located within the South East of England and 1 in Boston, MA, USA.

8.  BUSINESS ACQUISITIONS

    Effective September 8, 1997, the Company acquired 100% of the issued and outstanding shares of Firstpoint Limited. The Company paid approximately
$4.45 million in cash, net of cash received in the acquisition. In addition to the amount paid at the closing of the transaction, the Company paid a further $1.8 million as deferred consideration in equal quarterly installments to February 1999. An amortization period of fifteen years is used in relation to the Firstpoint acquisition.

    Effective October 28, 1997, the Company acquired 100% of the issued and outstanding shares of Eurosystems France S.A., which included the wholly-owned subsidiaries Netix S.A. and Eurosystems Belgium. The Company issued 58,896 ($600,000) in shares of its Common Stock to the former shareholders and $530,000 cash as consideration on acquisition. There is no deferred consideration. An amortization period of ten years is used in relation to the Eurosystems acquisition.

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

8.  BUSINESS ACQUISITIONS (CONTINUED)
    Effective November 9, 1998, the Company acquired 100% of the share capital of Penagen Training Limited for a total consideration of $370,000. A period of five years amortization is used in relation to this acquisition.

    Effective December 1, 1998, the Company acquired 100% of the shares of I-NEA, a French subsidiary of Siemens for a total consideration of $4.0 million. An amortization period of five years is used in relation to this acquisition.

    Effective July 31, 1999, the Company acquired 100% of the SIL group of companies for a total sum of $2.3 million, which consisted of $1.7 million cash and $0.6 million in common stock of the Company. An amortization period of 10 years has been used in relation to this acquisition.

    Effective November 1, 1999, the Company acquired 100% of CVSI for a cash consideration of $25.5 million. The Company paid for this acquisition with the proceeds of a term loan of $25.0 million from Barclays Bank Plc. An amortization period of 15 years has been used in relation to this acquisition.

    The above acquisitions were accounted for under the purchase method, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The consolidated financial statements reflect the operations of the acquired companies since the dates of their respective acquisition.

    The following table reflects unaudited pro forma combined results of operations of the Company, as if the acquisitions of CVSI Inc. and the SIL group of companies had occurred on February 1, 1998:

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Net sales...................................................   $292,080     $345,542
Net income..................................................   $    978     $ (4,798)
Basic earnings per share....................................   $   0.11     $  (0.44)
Diluted earnings per share..................................   $   0.09     $  (0.44)

    These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments, including a pro forma provision for income taxes for CVSI and SIL at 38 and 49 percent for fiscal 1999 and 2000, and the exclusion of a one-off gain made by CVSI in fiscal 2000 of $7.3 million pre-tax, relating to the disposition of its Australian Business. Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisitions had been effective on February 1, 1998.

9.  BUSINESS DISPOSALS

    On December 1, 1999, the Company disposed of 100% of its shares in Hammer Distribution Limited, a UK based product distribution business for a sum of $7.6 million. The pre-tax profit arising from the sale of this business was $2.3 million. UK taxes in relation to this sale were $1.6 million.

    On December 23, 1999, the Company disposed of 100% of its shares in K2 Systems Plc, a UK based software company for a sum of $0.1 million. K2 was sold for book value and there was no profit arising from the sale of this business. No taxes are due in relation to this sale.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

10. EARNINGS PER SHARE

    The calculation for earnings per share is shown below for the years ended January 31,

                                            1998          1999          2000
                                         -----------   -----------   -----------
BASIC EARNINGS PER SHARE
Net income.............................  $ 3,068,620   $ 5,822,022   $    48,018
                                         -----------   -----------   -----------
Weighted Average Number of Common
  Shares outstanding...................    6,588,911     9,130,824    10,966,598
                                         -----------   -----------   -----------
Net income per Common Share Basic......  $      0.47   $      0.64   $      0.00
                                         ===========   ===========   ===========

DILUTED EARNINGS PER SHARE
Net income.............................  $ 3,068,620   $ 5,822,022   $    48,018
                                         -----------   -----------   -----------
Weighted Average Number of Common
  Shares outstanding...................    6,588,911     9,130,824    10,966,598
Additional Shares to be Issued upon
  Assumed Exercise of Options and
  Warrants.............................    2,556,925     3,132,840     2,838,619
Shares Assumed Repurchased at the
  Average Market Price with the
  Proceeds of Exercise.................   (2,016,529)   (1,779,364)   (1,967,253)
                                         -----------   -----------   -----------
Adjusted Shares for Dilution...........    7,129,307    10,484,300    11,837,964
                                         -----------   -----------   -----------
Net income per Common Share Diluted....  $      0.43   $      0.56   $      0.00
                                         ===========   ===========   ===========

11. INVENTORIES

    Inventories consist of the following:

                                                                JANUARY 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                            $'000'S    $'000'S
Computer hardware.........................................  $23,678    $30,095
Computer software.........................................        7          6
Work in progress..........................................      155         --
                                                            -------    -------
                                                            $23,840    $30,101
                                                            =======    =======

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

12. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                               JANUARY 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                           $'000'S    $'000'S
Vehicles.................................................  $ 1,363    $  1,868
Furniture, fixtures and equipment........................    3,741      12,475
Computer equipment.......................................    6,589      26,342
                                                           -------    --------
                                                            11,693      40,685
Less accumulated depreciation............................   (5,794)    (27,884)
                                                           -------    --------
                                                           $ 5,899    $ 12,801
                                                           =======    ========

13. ACCRUED LIABILITIES

    Accrued liabilities are as follows:

                                                                JANUARY 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                            $'000'S    $'000'S
Value Added Tax...........................................  $10,567    $ 4,751
Payroll taxes.............................................    6,044     12,583
Other.....................................................      123        555
                                                            -------    -------
                                                            $16,734    $17,889
                                                            =======    =======

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

14. LINES OF CREDIT-BANK

                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                              $'000'S    $'000'S
The Company has a L4.0 million (approximately $6.5 million)
  line of credit (overdraft protection) with a United
  Kingdom bank. Interest during the year was charged at an
  average rate of 7.25%.....................................   $2,386    $ 4,890
The Company's Italian subsidiary has bank lines of credit
  with Italian banks for $4.1 million. Interest is charged
  at rates between 4.5% and 8.3% on utilized amounts........    2,794         --
The Company borrowed a total $25.0 million from a UK bank to assist in the purchase of CVSI. The loan is repayable in
  $2.5 million equal installments every six months. Interest during the year was charged at an average rate of 7.62%.
  $5.5 million (including interest due) on the loan is
  treated as short-term at January 31, 2000, with the
  remaining $20.0 million as a long-term (over one year)
  liability.................................................       --    $ 5,468
The Company's Japanese subsidiary has a 100 million yen
  ($930,000) facility with a bank in Japan. Interest is
  charged at 1.375% per annum. This is a short-term loan
  repayable in monthly instalments of 10 million yen
  ($93,000) starting April 30, 2000.........................       --    $   930
                                                               ------    -------
                                                               $5,180    $11,288
                                                               ======    =======

15. NOTES PAYABLE

    Notes payable are as follows:

                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                              $'000'S    $'000'S
The Company's UK subsidiary "Hammer" maintained a factoring
  facility with a UK company which represented advance
  payments on eligible trade receivables. The Company
  remains liable for the advance payments in the event the
  receivables are not collected. The Company pays the
  factoring company an administrative fee of 0.075% of the
  receivable balance and interest at 1.5% above bank base
  rates. Bank base rate was 5.5% at January 31, 1999. The
  facility is secured by a fixed and floating charge over
  the trade receivable of the Hammer subsidiary. This
  facility was closed upon completion of the sale of Hammer
  in December 1999..........................................   $5,393         --
The Company's Italian subsidiary "Memorex" discounts
  invoices with various Italian banks. These amounts vary
  during the year and are subject to interest rates ranging
  from 4% to 8.5%. The amounts discounted are secured by the
  related receivables of "Memorex"..........................       --     $3,195
                                                               ------     ------
                                                               $5,393     $3,195
                                                               ======     ======

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

16. INCOME TAXES

    The Company files a consolidated U.S. federal income tax return for its domestic operations and a Local income tax return for each of its foreign subsidiaries. The foreign subsidiaries compute taxes at rates in effect in their respective locations. Deferred federal income taxes are not provided on the undistributed earnings of the Company's foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings in its foreign operations.

    At January 31, 2000, the Company has available for future use approximately $7.0 million of net operating loss carryforwards expiring from 2005 through 2020, related to its U.S. operations of which $1.5 million will be recovered against equity when utilized. The company also has approximately $13.1 million of net operating losses related to its foreign operations of which $0.85 million can be carried forward indefinitely. The tax benefits of acquired net operating loss carryforwards will be recorded as decreases to goodwill when realized. Utilization of acquired U.S. net operating loss carryforwards may be subject to limitations pursuant to section 382 of the Internal Revenue code.

    The provision for income taxes (benefit) is as follows:

                                                        1998       1999       2000
                                                      --------   --------   --------
                                                      $'000'S    $'000'S    $'000'S
Current:
U.S. Federal........................................   $   --     $   --     $   37
U.S. State..........................................       --         --        364
Foreign.............................................      625      1,656      7,149
                                                       ------     ------     ------
                                                          625      1,656      7,550
Deferred:
U.S. Federal........................................     (467)        97        217
U.S. State..........................................      (71)        15         25
Foreign.............................................      962      1,798     (1,446)
                                                       ------     ------     ------
                                                          424      1,910     (1,204)
                                                       ------     ------     ------
Total provision for income taxes....................   $1,049     $3,566     $6,346
                                                       ======     ======     ======

    The Company computes income tax expense based on the statutory rates in effect in each local jurisdiction. During the year ended January 31, 1998, the UK statutory rate was reduced from 33% to 31%. The Company computed UK income tax expense at a rate of 33% for 2 months and 31% for 10 months resulting in a blended tax rate of 31.33% for the years ended January 31, 1999 and 2000, the Company computed income tax expense at the statutory rates applicable to each local jurisdiction, ranging from 28% to 44%.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

16. INCOME TAXES (CONTINUED)
    Income tax expense for the years ended January 31, 1998, 1999 and 2000, differed from the amounts computed by applying the appropriate UK (U.S. for January 31, 2000) statutory tax rate to pre-tax income (loss) as a result of the following:

                                                 FOR THE YEARS ENDED JANUARY 31,
                                                ---------------------------------
                                                  1998        1999        2000
                                                ---------   ---------   ---------
                                                 $'000'S     $'000'S     $'000'S
Expected tax at UK (U.S.) rate................   $1,290      $2,910      $2,174
Effect of write downs and amortization of
  goodwill....................................      351         598       1,425
Change in valuation allowance.................     (418)       (111)         79
Utilization of net operating losses for which
  no benefit was previously recognized........     (289)         --        (510)
Effect of UK/U.S. statutory rate change on
  deferred tax assets and liabilities.........       59          --           5
Effect of foreign profits taxed at non-UK (US)
  rates.......................................       --         333         215
Sub-part F income (and other) on disposal of
  subsidiary (net of foreign tax credits).....       --          --       1,854
Non deductible items and other................       56        (164)        388
State and local tax (net of Federal benefit,
  where applicable)...........................       --          --         716
                                                 ------      ------      ------
Actual tax charge.............................   $1,049      $3,566      $6,346
                                                 ======      ======      ======

    The company has substantially increased its U.S. operations; therefore, for years ended January 31, 2000, and beyond the expected tax rate is the U.S. Federal rate of 34%. The revaluation of deferred tax assets and liabilities for U.S. operations previously valued at UK effective tax rates has been accounted for as a charge to income.

    The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows at 31 January:

                                                       1998       1999       2000
                                                     --------   --------   --------
                                                     $'000'S    $'000'S    $'000'S
Net operating loss carryforwards...................   $2,041     $5,447    $ 7,524
Other deferred tax assets (principally differences
  in depreciation and amortization and accrued
  expenses)........................................      662        724     11,585
                                                      ------     ------    -------
Total deferred tax assets..........................    2,703      6,171     19,109
Valuation allowance................................     (301)    (2,817)   (14,208)
                                                      ------     ------    -------
Deferred tax assets, net...........................   $2,402     $3,354    $ 4,901
                                                      ======     ======    =======

    In order for the net deferred tax asset to be realized, the Company's foreign operations will need to earn taxable income of approximately $10.0 million. Management believe that it is more likely than not

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

16. INCOME TAXES (CONTINUED)
that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

    At January 31, 1999 and 2000, the Company established a valuation allowance against its otherwise recognizable deferred tax assets of its domestic and foreign operations due to uncertainty surrounding the ability of the Company to generate sufficient taxable income in future periods in its operations to fully utilise its deferred tax assets. For the year ended January 31, 2000, the valuation allowance increased primarily due to the acquisition of deferred tax assets with valuation allowances against them.

17. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases vehicles under capital leases which expire over the next three years. The gross amount of these capital leases is as follows:

                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                              $'000'S    $'000'S
Vehicles, gross.............................................   $2,272     $1,089
Less accumulated depreciation...............................     (914)      (638)
                                                               ------     ------
Net.........................................................   $1,358     $  451
                                                               ======     ======

    Future minimum lease payments together with the present value of net minimum lease payments at January 31, 2000, are as follows:

                                                              $'000'S
                                                              --------
2001........................................................   $  883
2002........................................................      640
2003........................................................      247
2004........................................................        8
2005........................................................        1
                                                               ------
Total minimum lease payments................................    1,779
Less amount representing interest...........................     (209)
                                                               ------
Present value of net minimum lease payments.................    1,570
Less current portion........................................     (697)
                                                               ------
                                                               $  873
                                                               ======

    The Company also has certain non-cancellable operating leases for premises and various equipment and vehicles. Total rental expenses for operating leases for the years ending January 31, 1998, 1999 and 2000, amounted to $2.4 million, $2.8 million and $5.2 million, respectively.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The principal lease commitments for premises are as follows:

    - the Company's 4Front Group plc subsidiary leases an office facility in Watford, England for $204,000 (L124,000) per year. The lease, on which there are periodic reviews, expires August 2013.

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

    - the Company's French subsidiary leases offices in Paris, France for $250,000 (French franc 1.5 million) per year. The lease is renewable at the Company's discretion.

    - the Company's French subsidiary leases further offices in Paris, France for $580,000 (French franc 3.4 million) per year. The lease is renewable at the Company's discretion.

    - the Company's CVSI subsidiary leases various properties in the United States for an aggregate of $135,000. These properties leases expire from May 2000 through October 2001 and are renewable at the Company's discretion.

    - the Company's CVSI subsidiary leases offices in Camberley, England for $177,000 (L109,000) per year, expiring in April 2000.

    - the Company's CVSI subsidiary leases offices in Holland for $52,000 per year. The lease expires in October 2000 but is renewable at the Company's discretion.

    - the Company's CVSI subsidiary leases offices in Sweden for $111,000 per year. The lease expires in September 2000 but is renewable at the Company's discretion.

    - the Company's CVSI subsidiary leases properties in Tokyo, Japan for $250,000 per year. The lease expires in June 2000 but is renewable at the Company's discretion.

    - The Company's SIL subsidiary leases offices in Braunschweirg, Germany for $57,000 per year. The lease expires in December 2002.

    - The Company's SIL subsidiary leases offices in Haarlem, Holland for $153,000 per year. The lease expires in December 2000.

    - The Company's SIL subsidiary leases offices and warehouse in Romsey, England for $173,000 per year. The lease expires in September 2001.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Obligations under operating leases are as follows for each of the years ending January 31:

                                                              $'000'S
                                                              --------
2001........................................................  $ 5,068
2002........................................................    3,564
2003........................................................    1,962
2004........................................................    1,102
2005........................................................      984
Thereafter..................................................    5,015
                                                              -------
Total.......................................................  $17,695
                                                              =======

LITIGATION

    The Company is involved in various claims and legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate settlement of these matters will not have a material adverse effect on the Company's consolidated financial statements.

18. STOCKHOLDERS' EQUITY

RECENT STOCK TRANSACTIONS

    In September 1996 238,750 warrants were granted at an exercise price of $4.50.

    In July 1998, the Company sold 2,955,292 new shares of Common Stock at $11.00 in a public offering of shares. During fiscal 1999, 602,708 options were exercised, 387,708 of which were exercised as part of the Company's public offering and the remainder during the year and 18,750 of the $4.50 warrants were exercised.

    During fiscal 2000, 55,000 of the $4.50 warrants were exercised, and 829,155 options were exercised at an average exercise price of $4.17.

    The number of warrants outstanding are summarized as follows at January 31:

                                                                 NUMBER OF SHARES OF
                                                                    COMMON STOCK
                                                                   TO BE ISSUED ON
                                                                     CONVERSION
                                                                 -------------------
DATE CONVERTIBLE                              CONVERSION PRICE     1999       2000
----------------                              ----------------   --------   --------
Prior to January 31, 2000...................        $4.50        197,500         --
September 1996 to June 2000.................        $4.50        238,750    238,750
Prior to May 2000...........................        $6.50        150,457    150,457
October 1996 to October 2001................        $7.50        113,333    113,333
June 1996 to June 2001......................        $9.49        300,000    300,000

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

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

    In September and November 1994, the Company, through another stock option plan, has issued 1,260,875 options to management, employees and consultants to purchase Common Stock at an exercise price of $4.00 per share. These options were exercisable through periods ending September and November 1999.

    In August and November 1995, the Company through another stock option plan, issued 725,463 options to management, employees and consultants to purchase Common Stock at an exercise price of $5.00 per share. These options are exercisable through August and November 2000.

    In August 1995, options to purchase 24,000 shares of Common Stock at a price of $4.40 per share (expiring August 2000) were issued to a consultant pursuant to a contractual obligation.

    In May 1999, options to purchase 123,000 shares of Common Stock at a price of $8.75 per share (expiring May 2004) were issued to management.

1996 EQUITY INCENTIVE PLAN

    In May 1996, the Company adopted the 1996 4Front Technologies, Inc. Equity Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and non-qualified stock options, to purchase an aggregate of up to 400,000 shares of the Common Stock of the Company. The Plan permits the grant of options to officers, employees, directors and consultants of the Company. This Plan was approved by stockholders on February 5, 1997, at a Special Meeting. The stockholders on September 4, 1998, approved an increase in the amount of options available for grant under the plan to 1,100,000. All options are issued at an exercise price equal to the fair market value at the date of grant.

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

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

19. STOCK OPTIONS (CONTINUED)
    Pursuant to the Plan, in April 1998, 283,840 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $8.75. These options are exercisable through April 2008.

    Pursuant to the Plan, in October 1998, 266,520 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $5.625. These options are exercisable through October 2008.

    Pursuant to the Plan, in December 1999, 697,360 options were issued by the Company to management and employees to purchase Common Stock at an exercise price of $13.35. These options are exercisable through December 2009.

    A summary of the status of the Company's stock option plans as of January 31, 1998, 1999 and 2000, and changes during the years ended on those dates are presented below:

                                                           1998                  1999                  2000
                                                    -------------------   -------------------   -------------------
                                                               WEIGHTED              WEIGHTED              WEIGHTED
                                                               AVERAGE               AVERAGE               AVERAGE
                                                     SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                    ('000'S)    PRICE     ('000'S)    PRICE     ('000'S)    PRICE
                                                    --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..................   1,985      $4.36      2,185      $4.52      2,133      $4.52
Granted...........................................     335       5.65        550       7.24        820      12.66
Exercised.........................................      --         --       (602)      4.19       (829)      4.17
Cancelled in lieu of issuance of new shares.......      --         --         --         --        (69)     (4.00)
Forfeited.........................................    (135)      4.90         --         --         --         --
                                                     -----      -----      -----      -----      -----      -----
Outstanding at end of year........................   2,185      $4.52      2,133      $5.31      2,055      $7.93
                                                     =====                 =====                 =====
Options exercisable at year-end...................   1,983                 1,872                 1,051
                                                     =====                 =====                 =====

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123), which encouraged the use of a fair value based method of accounting for compensation expense associated with stock options and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied in 1998, 1999 and 2000. The pro forma data presented below is not representative of the effects on reported amounts for

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

19. STOCK OPTIONS (CONTINUED)
future years for SFAS No. 123 does not apply to awards prior to 1996 and additional awards are expected in the future.

                                     AS REPORTED                             PRO FORMA
                        -------------------------------------   ------------------------------------
                           1998         1999         2000          1998         1999         2000
                        ----------   ----------   -----------   ----------   ----------   ----------
Net income (loss) (in
  thousands)..........  $    3,069   $    5,822   $        48   $    2,155   $    4,380   $   (8,291)
Income (loss) per
  share...............  $     0.47   $     0.64   $      0.00   $     0.31   $     0.45   $    (0.70)
Average shares
  outstanding.........   6,588,911    9,130,824    10,966,598    6,851,253    9,681,784   11,786,958
Average fair value of
  grants during the
  year
Black-Scholes option
  pricing model
  assumptions:
  Risk-free interest
    rate..............                                                 5.2%         4.5%         6.4%
  Expected life
    (years)...........                                                  10           10           10
  Volatility..........                                                66.9%        65.7%       87.52%

20. RELATED PARTY TRANSACTIONS

    In addition to transactions with related parties discussed throughout the notes to the consolidated financial statements, the following significant related party transactions have taken place.

STOCKHOLDERS ADVANCES

    As of January 31, 1999 and 2000, the Company's majority stockholders were
owed $23,000 and $      , respectively, in non-interest, unsecured advances, due
on demand.

OFFICE SPACE

    The Company rents office space in Denver, Colorado provided by an officer/stockholder of the Company at $500 per month. The lease is on a month-to-month basis.

21. PENSION PLANS

    The Company sponsors, through its 4Front Group subsidiary, a money purchase pension plan (voluntary) covering its Chairman and Chief Executive Officer and President. The Company made contributions of approximately $60,000 (L36,000) and $65,000 (L40,000) in the years ended January 31, 1999 and 2000, respectively per year under this plan. The Company through its subsidiaries also sponsor money purchase pension plans (voluntary) covering certain directors and employees. There are no accrued pension contributions at January 31, 1998, 1999 and 2000, under any plan. The Company and its subsidiaries contributed $628,000 under all pension plans for other employees in the fiscal year ended January 31, 2000.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

22. FOREIGN OPERATIONS

    Included in the accompanying consolidated financial statements are the following amounts for non-United States (domestic) operations at:

                                                               JANUARY 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                           $'000'S    $'000'S
Cash.....................................................  $ 4,918    $  5,713
Accounts receivable......................................   54,910      60,751
Inventories..............................................   23,840      30,101
Deposits.................................................       51          51
Other current assets.....................................    4,104       4,158
Income taxes receivable..................................       16          17
Property and equipment, net..............................    5,899      12,801
Other assets.............................................       93         557
                                                           -------    --------
                                                           $93,831    $114,149
                                                           =======    ========

                                                    YEARS ENDED JANUARY 31,
                                                 ------------------------------
                                                   1998       1999       2000
                                                 --------   --------   --------
                                                 $'000'S    $'000'S    $'000'S
Revenues.......................................  $84,145    $148,897   $247,862
                                                 -------    --------   --------
Cost of revenues...............................   54,662      90,302    147,212
Expenses.......................................   25,061      49,340     91,252
Income taxes...................................    1,049       3,566      7,487
                                                 -------    --------   --------
Net income.....................................  $ 3,373    $  5,689   $  1,911
                                                 =======    ========   ========

    During the year ended January 31, 1998, 1999 and 2000, no customers accounted for 10% or more of total revenues.

23. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                           YEARS ENDED JANUARY 31,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
                                                        $'000'S    $'000'S    $'000'S
Purchase of equipment financed with capital lease
  obligations.........................................    $675      $1,476      $562
Stock issued to acquire Eurosystems...................    $600      $   --      $ --
Stock issued to acquire SIL Group.....................    $ --      $   --      $611

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 2000

24. VALUATION AND QUALIFYING ACCOUNTS

    The following is a summary of the change in the allowance for doubtful accounts for each of the years in the three year period ended January 31, 2000:

                                                          YEARS ENDED JANUARY 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                       $'000'S    $'000'S    $'000'S
Balance at the beginning of the year.................   $ 273      $ 452      $  642
Provision............................................     518        626         594
Charges..............................................    (339)      (436)       (189)
                                                        -----      -----      ------
Balance at the end of the year.......................   $ 452      $ 642      $1,047
                                                        =====      =====      ======