Form 10-Q
period 2000-04-30
4FRONT TECHNOLOGIES INC
filed 2000-06-14
CIK 91649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -----------------

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO
                                      ----     ----

The number of shares outstanding of each of the Registrant's classes of Common Stock at June 13, 2000, was 12,112,596 shares of Common Stock, $.001 par value.

================================================================================

ITEM     1. FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     THREE MONTH PERIOD ENDED APRIL 30, 2000

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of January 31, 2000
           and April 30, 2000 (unaudited)                                                    1

           Condensed Consolidated Statements of Operations for the
           three months ended April 30, 1999 and 2000 (unaudited)                            3

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the three months ended April 30, 2000 (unaudited)                      4

           Condensed Consolidated Statements of Comprehensive Income
           (loss) for the three months ended April 30, 1999 and 2000 (unaudited)             4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended April 30, 1999 and 2000 (unaudited)                            5

           Notes to the Condensed Consolidated Financial Statements                          6

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       JANUARY 31,      APRIL 30,
                                                          2000            2000
                                                        --------        --------
                                                       $ `000'S        $ `000'S
                                                                      (UNAUDITED)
CURRENT ASSETS:
         Cash                                           $ 23,086        $ 15,427
         Accounts receivable, net of allowance
           for doubtful accounts of $1,047 and
           $1,082 respectively                            64,495          68,019
         Deposits                                             51              51
         Inventories                                      30,101          30,759
         Prepaid expenses                                  7,728           8,674
         Income taxes receivable                              17              17
         Other current assets                              2,244           2,299
                                                        --------        --------
                  Total current assets                   127,722         125,246

PROPERTY AND EQUIPMENT,  net                              12,801          12,401

INTANGIBLE ASSETS, net                                    63,027          62,007

DEFERRED INCOME TAX                                        4,901           4,882

OTHER ASSETS                                                 557             565
                                                        --------        --------
TOTAL ASSETS                                            $209,008        $205,101
                                                        ========        ========





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             JANUARY 31,        APRIL 30,
                                                                2000              2000
                                                              ---------         ---------
                                                              $ `000'S          $ `000'S
                                                                               (UNAUDITED)
CURRENT LIABILITIES:
         Accounts payable                                     $  55,509         $  50,643
         Accrued liabilities                                     17,889            18,253
         Lines of credit-bank                                    11,288            16,707
         Notes payable                                            3,195             5,133
         Capital lease obligations, current portion                 697               679
         Income taxes payable                                     8,801             8,324
         Deferred revenue                                        23,199            20,954
                                                              ---------         ---------
                  Total current liabilities                     120,578           120,693

CAPITAL LEASE OBLIGATIONS, less current portion                     873               879

LONG TERM LIABILITIES                                            25,103            25,115
                                                              ---------         ---------
TOTAL LIABILITIES                                               146,554           146,687
                                                              ---------         ---------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
         Common stock, par value $.001, 30,000,000
           shares authorized 11,765,602 and 11,958,448
           shares issued and outstanding, respectively               12                12
         Additional paid-in capital                              60,435            61,567
         Retained earnings (deficit)                              2,716            (1,812)
         Other accumulated comprehensive loss                      (709)           (1,353)
                                                              ---------         ---------
                  Total stockholders' equity                     62,454            58,414
                                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                        $ 209,008         $ 205,101
                                                              =========         =========




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS ENDED
                                                             APRIL 30,        APRIL 30,
                                                              1999              2000
                                                             --------         --------
                                                             $ `000'S         $ `000'S
                                                            (UNAUDITED)      (UNAUDITED)
REVENUES
Services                                                     $ 38,429         $ 55,199
Products                                                       18,897            2,880
                                                             --------         --------
                                                               57,326           58,079
                                                             --------         --------
Cost of Services                                               18,486           30,475
Cost of Products                                               16,242            2,594
                                                             --------         --------
                                                               34,728           33,069
                                                             --------         --------
GROSS PROFIT
Services                                                       19,943           24,724
Products                                                        2,655              286
                                                             --------         --------
                                                               22,598           25,010
                                                             --------         --------
OPERATING EXPENSES

         Selling, general and administrative expenses          18,024           21,520
         Depreciation                                             434              881
         Amortization                                             760            1,431
         Re-organization and restructuring costs                   --            5,018
                                                             --------         --------
             Total operating expenses                          19,218           28,850
                                                             --------         --------
INCOME (LOSS) BEFORE INTEREST, INCOME
TAXES:                                                          3,380           (3,840)

         Interest income                                          264              263
         Interest expense                                        (222)            (713)
                                                             --------         --------
INCOME (LOSS) BEFORE INCOME TAXES:                              3,422           (4,290)

INCOME TAXES                                                    1,437              238
                                                             --------         --------
NET INCOME (LOSS)                                            $  1,985         $ (4,528)
                                                             --------         --------
NET INCOME (LOSS) PER COMMON SHARE
(BASIC)                                                      $   0.19         $  (0.38)

NET INCOME (LOSS) PER COMMON SHARE
(DILUTED)                                                    $   0.17         $  (0.38)




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                                                 Other
                                                                            Retained          Accumulated
                                                                            Earnings         Comprehensive
                                          Shares            Amount          (Deficit)            (Loss)             Total
                                        ----------        ----------        ----------         ----------         ----------
                                                            $'000's          $'000's            $'000's            $'000's
BALANCE, JANUARY 31, 2000               11,765,602        $   60,447        $    2,716         $     (709)        $   62,454

Exercise of warrants and stock
 options                                   192,846             1,132                --                 --              1,132
Net income (loss) for the period                --                --            (4,528)                --             (4,528)
Other comprehensive loss                        --                --                --               (644)              (644)
                                        ----------        ----------        ----------         ----------         ----------
BALANCE, APRIL 30, 2000                 11,958,448        $   61,579        $   (1,812)        $   (1,353)        $   58,414
(UNAUDITED)                             ==========        ==========        ==========         ==========         ==========


                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME/(LOSS)

                                                      APRIL 30,         APRIL 30,
                                                        1999             2000
                                                      -------           -------
                                                      $ `000'S          $ `000'S
Net income/(loss)                                     $ 1,985           $(4,528)

Foreign currency translation adjustment                   (20)             (644)
                                                      -------           -------
Comprehensive income/(loss)                           $ 1,965           $(5,172)
                                                      =======           =======




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED
                                                             APRIL 30,        APRIL 30,
                                                               1999             2000
                                                             --------         --------
                                                             $ `000'S         $ `000'S
                                                            (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  1,985         $ (4,528)
Adjustments to reconcile net income  to net cash
provided  (used) by operating activities
         Depreciation                                             434              881
         Amortization                                             760            1,431
         Non-cash restructuring charges                            --            3,227
         Gain on disposal of fixed assets                         (21)             (10)
         Change in accounts receivable                          1,188           (3,524)
         Change in inventories                                 (5,549)            (657)
         Change in prepaid expenses                              (319)            (946)
         Change in income taxes                                 1,046             (477)
         Change in other current assets                           190              (55)
         Change in deferred income tax                            563               19
         Change in accounts payable                             1,008           (5,645)
         Change in accrued liabilities                            326              364
         Change in deferred revenue                            (2,914)          (2,245)
                                                             --------         --------
         Net cash used by operating activities                 (1,303)         (12,165)
                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                                 (1,361)            (325)
         Proceeds from disposal of equipment                       31               36
         Acquisition of subsidiaries                             (475)            (346)
         Capitalization of software development costs            (105)              --
         Change in other assets                                    86               (8)
                                                             --------         --------
         Net cash used by investing activities                 (1,824)            (643)
                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in lines of credit-bank                           535            5,419
         Changes in notes payable                                (455)           1,936
         Repayment of loan for CVSI acquisition                    --           (2,500)
         Payments of capital lease obligations                   (310)            (194)
         Net proceeds from exercise of share options              405            1,132
                                                             --------         --------
         Net cash from financing activities                       175            5,793
                                                             --------         --------
Effect of exchange rate changes on cash                           (20)            (644)
                                                             --------         --------
NET DECREASE IN CASH                                           (2,972)          (7,659)
Cash at beginning of period                                    26,162           23,086
                                                             --------         --------
Cash at end of period                                        $ 23,190         $ 15,427
                                                             ========         ========
Cash paid for interest expense                               $    222         $    713
                                                             ========         ========
Cash paid for taxes                                          $     --         $    696
                                                             ========         ========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -   NATURE  OF BUSINESS

         4Front Technologies, Inc. and subsidiaries (the "Company" or "4Front") is a leading provider of information technology solutions, which consist of specialized computer services and complementary products, primarily to blue chip corporations and government authorities in the United Kingdom, Continental Europe and USA. The Company's solutions include hardware maintenance, help desk support, network servers, specialized software services and products.

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

         The results of the three months ended April 30, 2000 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2000.

NOTE 3 - EARNINGS (LOSS) PER SHARE

                                                                     FOR THE MONTHS ENDED
                                                               ----------------------------------
                                                               APRIL 30, 1999       APRIL 30, 2000
                                                               --------------       --------------
                                                                (UNAUDITED)          (UNAUDITED)
BASIC EARNINGS (LOSS) PER SHARE

Net income/(loss)                                               $  1,985,092         $ (4,527,803)
                                                                ------------         ------------
Weighted Average Number of Common Shares
  outstanding                                                     10,665,743           11,858,418
                                                                ------------         ------------
Net income (loss) per Common Share Basic                        $       0.19         $      (0.38)
                                                                ============         ============
DILUTED EARNINGS (LOSS) PER SHARE

Net income/(loss)                                               $  1,985,092         $ (4,527,803)
                                                                ------------         ------------
Weighted Average Number of Common Shares
  outstanding                                                     10,665,743           11,858,418
Additional Shares to be Issued upon Assumed
  Exercise of Options and Warrants                                 3,134,765                   --
Shares Hypothetically Repurchased at the Average
  Market Price with the Proceeds of Exercise                      (1,914,273)                  --
                                                                ------------         ------------
Adjusted Shares for Dilution                                      11,886,235           11,858,418
                                                                ------------         ------------
Net income per Common Share Diluted                             $       0.17         $      (0.38)
                                                                ============         ============

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  INVENTORIES

Inventories consist of the following:           JANUARY 31, 2000      APRIL 30, 2000
                                                ----------------      --------------
                                                                       (UNAUDITED)
     Computer hardware                              $30,095              $30,759
     Computer software                                    6                   --
                                                    -------              -------
                                                    $30,101              $30,759
                                                    =======              =======

NOTE 5 - INCOME TAXES

         The Company files a separate U.S. federal income tax return for its domestic operations and a local tax returns for its foreign operations. The non US subsidiaries compute taxes at rates in effect in their local jurisdiction and become payable when assessed by the local tax authorities. Deferred federal income taxes are not provided on the undistributed earnings of its foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings.

         The Company has provided income tax for the three months ended April 30, 1999 of $1,437,000 on the profits (loss) of its operations, and for the three months to April 30, 2000 of $238,000.

NOTE 6 - RESTRUCTURING AND REORGANIZATION

During the quarter ended April 30, 2000, the Company took a charge of $5.02 million in relation to the restructuring and reorganization program of the business. This program resulted in the involuntary termination of 46 positions across the Company, and the vacating and closure of 2 properties.

The following tables depicts the activity for both the Q4 fiscal 2000 and the Q1 fiscal 2001 restructuring program through April 30, 2000:-

                                       ACCRUED                           ACCRUED
                                       BALANCE            CASH           BALANCE AT
                                       JAN 31, 2000       PAYMENTS       APR 30, 2000
Q4 FISCAL 2000 PLAN                    $'000'S            $'000'S        $'000'S
Severance and related charges                350            (350)             --
Lease termination costs                    5,103            (128)          4,975
                                         -------         -------         -------
                                         $ 5,453         $  (478)        $ 4,975
                                         =======         =======         =======

                                       CHARGED                           ACCRUED
                                       IN APR 30         CASH            BALANCE AT
                                       QUARTER           PAYMENTS        APR 30, 2000
Q1 FISCAL 2001 PLAN                    $'000'S           $'000'S         $'000'S
Severance and related charges              1,468          (1,340)            128
Lease termination costs                    3,550            (323)          3,227
                                         -------         -------         -------
                                         $ 5,018         $(1,663)        $ 3,355
                                         =======         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading provider of information technology solutions, which consist of specialized computer services and complementary products primarily to blue chip corporations and government authorities in the United Kingdom and in Continental Europe. The Company's solutions include hardware maintenance, help desk support, network services, specialized software services and products and the supply of high-end storage systems.

         The Company has grown rapidly due, in large part, to acquisitions. Datapro Computers Group Limited ("Datapro") was acquired in fiscal 1997 with Firstpoint Limited ("Firstpoint") and Eurosystems France S.A. ("Eurosystems") being acquired in fiscal 1998. Decision Systems ("DS"), Memorex Telex Italia ("Memorex"), Penagen Training Ltd ("Penagen") and I-NEA S.A. ("I-NEA") were acquired in fiscal 1999. The SIL Group of companies ("SIL") and CVSI, Inc. ("CVSI") were acquired in fiscal 2000. These acquisitions have been accounted for under the purchase method of accounting and are included on a consolidated basis in the Company's financial statements for periods ending after the effective date of such acquisitions. As used herein, references to a "fiscal year" refer to January 31 of such year. For example, fiscal 2000 refers to the year ended January 31, 2000.

         Because of the effect upon the Company's results of operations for the year ended January 31, 2000 of acquisitions made during that period, direct comparison of the Company's results of operations for the periods ended April 30, 1999 and April 30, 2000 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1999

REVENUES

         Revenues for the three months ended April 30, 2000 were $58.1 million, an increase of $0.8 million, or approximately 1.3% compared to $57.3 million for the three months ended April 30, 1999. Revenues from services were $55.2 million, or 95% of the total revenue, with revenues from the supply of products at $2.9 million, or 5% of the total revenues. In the comparable period of the prior year, services' revenues were 67.0% of total revenues and products' revenues were 33.0% of the total revenues.

         In the quarter, the acquisition of CVSI and SIL contributed $17.2 million and $5.0 million of services revenues respectively. Our UK product business, "Hammer", which was sold in the last quarter of fiscal 2000, contributed $14.2 million of product revenue in the quarter to April 30, 1999 and $0 in the quarter to April 30, 2000.

GROSS PROFIT

         Gross profit for the three months ended April 30, 2000 was $25.0 million, an increase of $2.4 million, or 10.7% compared to $22.6 million for the three months ended April 30, 1999. Gross margin increased from 39.4% for the three months ended April 30, 1999 to 43.06% for the three months ended April 30, 2000. Gross profit for services increased 24% from $19.9 million for the three months ended April 30, 1999 to $24.7 million for the three months ended April 30, 2000. Gross profit for products decreased $2.4 million from $2.7 million for the three months ended April 30, 1999 to $0.3 million for the three months to April 30, 2000. This decrease was due to the sale of the "Hammer" product business.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $21.5 million, an increase of $3.5 million, or 19.4% compared to $18.0 million for the three months ended April 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 37.1% from 31.4% in the three months ended April 30, 2000. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion and integration of the Company's businesses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended April 30, 2000 was $2.3 million, an increase of $1.1 million, or 93.6% compared to $1.2 million for the three months ended April 30, 1999. This increase arose principally from the acquisitions of SIL and CVSI. Depreciation was $0.9, an increase of $447,000 or 102.9%, from $434,000 for the prior period. Amortization expense was $1.4 million, an increase of $671,000, or 88.3%, from $760,000 for the prior period. An amortization period of between ten and fifteen years is utilized with respect to acquisitions.

REORGANIZATION AND RESTRUCTURING

In our press release of March 29, 2000, we stated that we would expect to take up to $15.0 million in charges within the first half of 2001. During the first quarter of 2001, we have taken $5.02 million as part of the restructuring and reorganization. $1.0 million of this charge relates to severance and termination costs with regards to involuntary termination of employees and $3.5 million relates to the lease termination and costs associated with the vacating of duplicate leased premises. It is anticipated that, if the specific closures which are currently under review happen, approximately $10.0 million will be taken in the second quarter of 2001, resulting in approximately $15.0 million of charges for the first half year to July 31, 2000.

EARNINGS (LOSS) BEFORE INTEREST INCOME AND EXPENSE, INCOME TAXES

         Loss before interest expense and income taxes for the three months ended April 30, 2000 was a loss of $3.8 million, a decrease of $7.2 million, compared to $3.4 million income for the three months ended April 30, 1999. As a percentage of revenues, earnings before interest expense and income taxes decreased from 5.9% in the three months ended April 30, 1999 to a loss of (6.6)% for the three months ended April 30, 2000.

INCOME TAXES

         Income taxes charged for the quarter ended April 30, 2000, was a net charge of $238,000. This is a combination of a tax charge of $646,000 on taxable profits for the quarter and a tax credit of $408,000 taken for the cash element of the restructuring charge. No credit has been taken for the accrued non-cash element of the organization charge. Income taxes charged on profits for the quarter ended April 30, 1999, was $1.4 million, there was no comparative restructuring charge in this quarter.

INTEREST

         Interest expense for the three months ended April 30, 2000 was $713,000 compared to $222,000 for the three months ended April 30, 1999. This increase was primarily on the loan taken in the fourth quarter of fiscal 2000 to assist in the acquisition of CVSI. Interest income for the three months ended April 30, 2000 remained comparable to that for April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         From inception until June 1996, the Company's sources of capital had been cash flows from operations, private placements of securities, primarily from its controlling stockholders and related parties, and borrowings from banks. On June 19, 1996, the Company completed a public offering (the "Offering") of 3,000,000 shares of the Company's Common Stock at a price of $5.75 per share. On July 2, 1998, the Company completed a secondary public offering through a further sale of 3.4 million shares of Common Stock. As a result of this offering, the Company raised net proceeds of $31.0 million.

         As of April 30, 2000, the Company had lines of credit with UK, French, Italian, Japanese, Dutch and Belgian banks in the aggregate amount of $12.5 million. As of April 30, 2000 $11.3 million was outstanding.

         In November 1999, we borrowed $25.0 million to assist us in the purchase of CVSI. This money was borrowed from a UK Bank at an average rate of 7.62% interest. Capital repayments of $2.5 million, plus any accrued interest, are to be made at 6 month intervals starting March 31, 2000. The first repayment was made on March 31, 2000. $5.4 million (including $0.4 million interest) of this loan is recorded as a current liability with the remaining $17.5 million as a long-term debt.

         The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

         The Company's Italian subsidiary "Memorex" discounts invoices with various Italian banks. These amounts vary during the year and are subject to interest rates ranging from 4% to 8.5%. The amounts discounted are secured by the related receivables of "Memorex". At April 30, 2000, $5.1 million under these agreements were outstanding.

         The Company's working capital decreased from $7.1 million surplus at January 31, 2000 to a surplus of $4.5 million at April 30, 2000.

         Net cash used by operating activities during the three months ended April 30, 2000 was $12.2 million, which reflected the net effect of a decrease in net accounts payable, and deferred revenues and an increase in accounts receivable. Net cash used by investing activities was $0.6 million, for the three months ended April 30, 2000, primarily reflecting cash used for the purchase of equipment. Net cash provided by financing activities was $5.8 million for the three months ended April 30, 2000, resulting primarily from increase of bank lines of credit and payments of outstanding obligations and the receipts from stock options which were exercised during the period.

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

June 14, 2000                              4FRONT TECHNOLOGIES, INC.

                                           BY: /S/ STEPHEN MCDONNELL
                                           --------------------------
                                           Stephen McDonnell
                                           Chief Financial Officer