Form 10-Q
period 2000-07-31
4FRONT TECHNOLOGIES INC
filed 2000-09-14
CIK 91649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE [1]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ............. to ...........

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at September 4, 2000 was 12,506,312 shares of Common Stock, $.001 par value.

================================================================================

ITEM 1.           FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 SIX AND THREE MONTH PERIODS ENDED JULY 31, 2000

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        NUMBER
CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of January 31, 2000
           and July 31, 2000 (unaudited)                                                   1

           Condensed Consolidated Statements of Operations for the six and three month periods ended July 31, 1999 and 2000
           (unaudited)                                                                     3

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the six months ended July 31, 2000 (unaudited)                       4

           Condensed Consolidated Statements of Comprehensive Income
           (loss) for the six and three months periods ended July 31, 1999
           and 2000 (unaudited)                                                            4

           Condensed Consolidated Statements of Cash Flows for the six and three month periods ended July 31, 1999 and 2000
           (unaudited)                                                                     5

           Notes to the Condensed Consolidated Financial Statements                        6

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  JANUARY 31,                  JULY 31,
                                                                        2000                     2000
                                                                  ----------------          ---------
                                                                     $ `000'S                 $ `000'S
                                                                                            (UNAUDITED)
CURRENT ASSETS:
         Cash                                                     $  23,086                $    8,791
         Accounts receivable, net of allowance
           for doubtful accounts of $1,047 and
           $1,063 respectively                                       64,495                    69,769
         Deposits                                                        51                        51
         Inventories                                                 30,101                    30,706
         Prepaid expenses                                             7,728                     8,941
         Income taxes receivable                                         17                        17
         Other current assets                                         2,244                     2,383
                                                                     ------                    ------

                  Total current assets                              127,722                   120,658

PROPERTY AND EQUIPMENT,  net                                         12,801                    12,671

INTANGIBLE ASSETS, net                                               63,027                    60,643

DEFERRED INCOME TAX                                                   4,901                     4,843

OTHER ASSETS                                                            557                       618
                                                                     ------                    ------

TOTAL ASSETS                                                      $ 209,008                 $ 199,433
                                                                   ========                   =======


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 JANUARY 31,                 JULY 31,
                                                                      2000                     2000
                                                                -----------------         -----------
                                                                   $ `000'S                  $ `000'S
                                                                                           (UNAUDITED)
CURRENT LIABILITIES:
         Accounts payable                                      $     55,509                    52,831
         Accrued liabilities                                         17,889                    19,117
         Lines of credit-bank                                        11,288                    12,868
         Notes payable                                                3,195                     4,442
         Capital lease obligations, current portion                     697                       829
         Income taxes payable                                         8,801                     8,709
         Deferred revenue                                            23,199                    18,649
                                                                   ---------              -----------

                  Total current liabilities                         120,578                   117,445

CAPITAL LEASE OBLIGATIONS, less current portion                         873                     1,049

LONG TERM LIABILITIES                                                25,103                    22,407
                                                                   ---------              -----------

TOTAL LIABILITIES                                                   146,554                   140,901
                                                                   ---------              -----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:

         Common stock, par value $.001, 30,000,000
           shares authorized 11,765,602 and 12,493,338
           shares issued and outstanding, respectively                   12                        12
         Additional paid-in capital                                  60,435                    64,374
         Retained earnings (deficit)                                  2,716                    (4,144)
         Other accumulated comprehensive loss                          (709)                   (1,710)
                                                                   ---------              -----------

                  Total stockholders' equity                         62,454                    58,532
                                                                   ---------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                          $   209,008               $   199,433
                                                                   =========               ==========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                      JULY 31, 1999    JULY 31, 2000     JULY 31, 1999   JULY 31, 2000
                                                      -------------    -------------     -------------   -------------
                                                          $ `000'S         $ `000'S          $ `000'S         $ `000'S
                                                      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
REVENUES
Services                                              $     39,166     $     57,167     $      77,595      $   112,366
Products                                                    19,150            3,514            38,047            6,394
                                                            ------          -------          --------        ---------
                                                            58,316           60,681           115,642          118,760
                                                            ------           ------           -------          -------

Cost of Services                                            18,659           32,184            37,145           62,659
Cost of Products                                            16,584            3,217            32,826            5,811
                                                            ------          -------          --------          -------
                                                            35,243           35,401            69,971           68,470
                                                            ------           ------          --------           ------
GROSS PROFIT
Services                                                    20,507           24,983            40,450           49,707
Products                                                     2,566              297             5,221              583
                                                           -------         --------         ---------         --------
                                                            23,073           25,280            45,671           50,290
                                                            ------           ------          --------           ------

OPERATING EXPENSES

         Selling, general and administrative expenses       18,249           25,702            36,273           47,222
         Depreciation                                          404              824               838            1,705
         Amortization                                          798            1,476             1,558            2,907
         Reorganization and restructuring costs 2001             -            1,527                 -            6,545
         Reorganization and restructuring costs 2000             -           (2,424)                -           (2,424)
                                                            ------          --------         --------           ------
         Total operating expenses                           19,451          (27,105)           38,669           55,955
                                                            ------          --------         --------           ------

INCOME/(LOSS) BEFORE INTEREST, INCOME
TAXES:                                                       3,622           (1,825)            7,002           (5,665)

         Interest income                                       220              120               484              383
         Interest expense                                     (246)            (456)             (468)          (1,169)
                                                           --------          -------        ----------          -------

INCOME/(LOSS) BEFORE INCOME TAXES:                           3,596           (2,161)            7,018           (6,451)

INCOME TAXES                                                 1,546              171             2,983              409
                                                             -----          -------         ---------          -------

NET INCOME/(LOSS)                                      $     2,050     $     (2,332)    $       4,035     $     (6,860)
                                                             -----           -------            -----           -------

NET INCOME/(LOSS) PER COMMON SHARE
 (BASIC)                                                 $    0.19     $      (0.19)    $        0.38     $      (0.57)

NET INCOME/(LOSS) PER COMMON SHARE
 (DILUTED)                                               $    0.17    $      (0.19)     $        0.34     $      (0.57)





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                             COMMON STOCK                           COMPREHENSIVE
                                             ------------           ACCUMULATED         INCOME
                                         SHARES        AMOUNT          RESERVES       (DEFICIT)       TOTAL
                                         ------        ------       -----------       ---------       -----

BALANCE, JANUARY 31, 2000              11,765,602      $ 60,447         $  2,716      $ (709)        $ 62,454

Exercise of warrants and stock
 options                                  192,846         1,132                -           -            1,132
Net income (loss) for the period                -             -           (4,528)          -           (4,528)
Other comprehensive loss                        -             -                -        (644)            (644)
                                       ----------     ----------      ----------       --------      ----------

Balance, April 30, 2000                11,958,448      $ 61,579         $ (1,812)    $(1,353)        $ 58,414
                                       ----------     ----------      ----------       --------      ----------
Exercise of warrants and stock
 options                                  534,890         2,807                -           -            2,807
Net income for the period                       -             -           (2,332)          -           (2,332)
Other comprehensive loss                        -             -                -        (357)            (357)
                                       ----------     ----------      ----------       --------      ----------
BALANCE, JULY 31, 2000                 12,493,338      $ 64,386         $ (4,144)   $ (1,710)        $ 58,532
(UNAUDITED)
                                       ----------     ----------      ----------       --------      ----------
                                       ----------     ----------      ----------       --------      ----------




                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                      JULY 31, 1999    JULY 31, 2000     JULY 31, 1999    JULY 31, 2000
                                                      -------------    -------------     -------------    -------------
                                                          $ `000'S         $ `000'S          $ `000'S         $ `000'S

Net income                                             $   2,050          $ (2,332)       $   4,035        $  (6,860)

Foreign currency translation adjustment                      (63)             (357)             (83)          (1,001)
                                                     ------------        ----------      -----------          -------

Comprehensive income                                   $   1,987          $ (2,689)       $   3,952        $  (7,861)
                                                     ------------        ----------      -----------          -------
                                                     ------------        ----------      -----------          -------



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                      JULY 31, 1999    JULY 31, 2000    JULY 31, 1999     JULY 31, 2000
                                                      -------------    -------------    -------------     -------------
                                                       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $       2,050     $     (2,332)   $        4,035    $      (6,859)
Adjustments to reconcile net income to net cash
provided (used) by operating activities
    Depreciation                                               404              824               838            1,705
    Amortization                                               798            1,476             1,558            2,907
    Non-cash restructuring                                       -           (2,424)                -             (803)
    Loss (gain) on disposal of fixed assets                    (72)             (19)              (93)             (29)
    Decrease in deferred income tax                            572               39             1,135               58
    Change in accounts receivable                           (4,349)          (1,750)           (3,161)          (5,274)
    Change in inventories                                   (3,254)              53            (8,803)            (604)
    Change in prepaid expenses                              (1,561)            (267)           (1,880)          (1,213)
    Change in income taxes                                   1,090              385             2,136              (92)
    Change in other current assets                             (41)             (84)              149             (139)
    Change in accounts payable                               8,989            1,968             9,997            3,677
    Change in accrued liabilities                             (351)             864               (25)           1,228
    Change in deferred revenue                              (2,745)          (2,305)           (5,659)          (4,550)
                                                          ---------         --------          --------          -------
    Net cash provided (used) by operating activities         1,530           (3,570)              227          (15,736)
                                                          ---------         --------          --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                     (604)            (573)           (1,965)            (898)
    Proceeds from disposal of equipment                         76               41               107               77
    Acquisition of subsidiaries                             (2,772)            (177)           (3,247)            (523)
    Capitalization of software development costs               (30)               -              (135)               -
    Change in other assets                                       -              (53)               86              (61)
                                                          ---------         --------          --------          -------
    Net cash used by investing activities                   (3,330)            (762)           (5,154)          (1,405)
                                                          ---------         --------          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in lines of credit-bank                           1,070           (3,839)            1,605            1,580
    Change in notes payable                                    953             (689)              498            1,247
    Payments of capital lease obligations                     (322)            (225)             (632)            (419)
    Repayment of CVSI loan                                       -                -                 -           (2,500)
    Net proceeds from exercise of warrants/options             243            2,807               648            3,939
                                                          ---------         --------          --------          -------

    Net cash from financing activities                       1,944           (1,946)            2,119            3,847
                                                          ---------         --------          --------          -------

Effect of exchange rate changes on cash                        (63)            (357)              (83)          (1,001)
                                                          ---------         --------          --------          -------
NET (DECREASE) INCREASE IN CASH                                 81           (6,636)           (2,891)         (14,295)
Cash at beginning of period                                 23,190           15,427            26,162           23,086
                                                            ------           ------            ------           ------
Cash at end of period                                   $   23,271            8,791         $  23,271       $    8,791
                                                          ---------         --------          --------          -------
                                                          ---------         --------          --------          -------
Cash paid for interest expense                          $      220       $      456         $     484       $    1,169
                                                          ---------         --------          --------          -------
                                                          ---------         --------          --------          -------

Cash paid for taxes                                     $        -       $      165         $       -       $      861
                                                          ---------         --------          --------          -------
                                                          ---------         --------          --------          -------


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

         The results of the six months ended July 31, 2000 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2000.

                   4FRONT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER SHARE

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                      JULY 31, 1999    JULY 31, 2000    JULY 31,1999      JULY 31, 2000
                                                      -------------    -------------    ------------      -------------
                                                       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
    BASIC EARNINGS PER SHARE

    Net income/(loss)                                $   2,049,819    $  (2,331,945)    $   4,034,911     $ (6,859,748)
                                                     -------------    -------------     -------------     ------------

    Weighted Average Number of Common Shares
      outstanding                                       10,781,746       12,125,277         7,650,276       12,044,163
                                                     -------------    -------------     -------------     ------------
    Net income/(loss) per Common Share (Basic)      $         0.19   $        (0.19)  $          0.30    $       (0.57)
                                                     -------------    -------------     -------------     ------------
                                                     -------------    -------------     -------------     ------------
    DILUTED EARNINGS PER SHARE

    Net income/(loss)                                $   2,049,819    $  (2,331,945)   $    2,327,391     $ (6,859,748)
                                                     -------------    -------------     -------------     ------------
    Weighted Average Number of Common Shares
      outstanding                                       10,781,746       12,125,277        10,723,744       12,044,163
    Additional Shares to be Issued upon Assumed
      Exercise of Options and Warrants                   3,207,682                -         3,207,682                -
    Shares Hypothetically Repurchased at the Average
      Market Price with the Proceeds of Exercise        (1,970,098)               -        (1,988,781)               -
                                                     -------------    -------------     -------------     ------------
    Adjusted Shares for Dilution                        12,019,330       12,125,277         9,202,154       12,044,163
                                                     -------------    -------------     -------------     ------------
    Net income/(loss) per Common Share (Diluted)    $         0.17   $        (0.19)  $         0.34    $        (0.57)
                                                     -------------    -------------     -------------     ------------
                                                     -------------    -------------     -------------     ------------

NOTE 4 -  INVENTORIES

Inventories consist of the following:                          JANUARY 31, 2000            JULY 31, 2000
                                                             ------------------           -----------------
                                                                                           (UNAUDITED)

         Computer hardware                                          $  30,095            $     30,706
         Computer software                                                  6                       -
                                                                      -------               ---------
                                                                    $  30,101             $     30,706
                                                                      =======                =========

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

         The Company has provided income tax for the six months ended July 31, 2000 of $408,000 on the profits of its operations, and for the six months to July 31, 1999 $2.98 million.

NOTE 6 - RESTRUCTURING AND REORGANIZATION

         During the quarter ended April 30, 2000, the Company took a charge of $5.02 million in relation to the restructuring and reorganization program of the business. This program resulted in the involuntary termination of 46 positions across the Company, and the vacating and closure of 2 properties.

         During the quarter ended July 31, 2000, the Company released a provision of $2,424,000 in relation to a property it had made a provision for in the fiscal year 2000. It had been the belief that this property would be vacant through the remainder of the lease. However, a sub-let was initiated on the 30th July for 50% of the property at the same level of rent as the Company is being charged. This sub-let is for the remaining duration of the lease.

         During the quarter, the Company initiated some of its Q2 restructuring plans. The element completed involved the involuntary redundancy of 71 people across the Company. In the same period, the Company announced the intended merger between the Company and NCR. All further execution of reorganization and restructuring plans have been halted pending the outcome of these talks.

         The following tables depicts the activity for both the Q4 fiscal 2000 and the Q1 and Q2 fiscal 2001 restructuring programs through July 31, 2000:-

                                                 ACCRUED                               RELEASE          ACCRUED
                                                 BALANCE            CASH               OF               BALANCE AT
                                                 JAN 31, 2000       PAYMENTS           PROVISION        JUL 31, 2000
Q4 FISCAL 2000 PLAN                              $'000'S            $'000'S            $'000'S          $'000'S

Severance and related charges                       350              (350)                 -                  -
Lease termination costs                           5,103              (255)            (2,424)             2,424
                                                  -----             -----              -----              -----
                                                 $5,453             $(605)           $(2,424)           $ 2,424
                                                  =====             =====              =====              =====

                                                                                            ACCRUED
                                                                         CASH             BALANCE AT
                                                        CHARGED          PAYMENTS         JUL 31, 2000
Q1/Q2 FISCAL 2001 PLAN                                  $'000'S          $'000'S          $'000'S

Q1 Severance and related charges                          1,468          (1,468)                 -
Q1 Lease termination costs                                3,550            (645)             2,905
Q2 Severance and related charges                          1,527            (644)               883
                                                          -----           -----              -----
                                                         $6,545         $(2,757)            $3,788
                                                          =====           =====              =====

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

         Because of the effect upon the Company's results of operations for the year ended January 31, 2000 of acquisitions made during that period, direct comparison of the Company's results of operations for the periods ended July 31, 1999 and July 31, 2000 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below.

         Just after the close of the second quarter we announced that we had entered into a definitive agreement to merge with NCR, a leading US technology solutions provider. Under the terms of the agreement, NCR will pay each 4Front Technologies stockholder $18.50 per share in cash for each outstanding share of common stock held. This transaction was being negotiated with NCR during the second quarter, and hence impacted the management of our operations, particularly with regard to our reorganisation plans. As a result of the ongoing negotiations with NCR, we decided to postpone the implementation of a large part of the final stages of the planned reorganisation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1999

REVENUES

         Revenues for the three months ended July 31, 2000 were $60.7 million, an increase of $2.4 million, or approximately 4.1% compared to $58.3 million for the three months ended July 31, 1999. This growth arose principally from the acquisitions of CVSI and SIL and from organic growth of the services business. Revenues from services were $57.2 million, or 94.2% of the total revenue, with revenues from the supply of products at $3.5 million, or 5.8% of the total revenues. In the comparable period of the prior year, Service revenues were 67.2% of the total revenues and Products revenues were 32.8% of total revenues.

         In the quarter, the acquisition of CVSI and SIL contributed $17.9 million and $5.0 million of services revenues respectively. Our UK product business, "Hammer", which was sold in the last quarter of fiscal 2000, contributed $14.7 million of product revenue in the quarter to July 31, 1999 and $0 in the quarter to July 31, 2000.

GROSS PROFIT

         Gross profit for the three months ended July 31, 2000 was $25.3 million, an increase of $2.2 million, or 9.5% compared to $25.3 million for the three months ended July 31, 1999. Gross margin increased from 39.6% for the three months ended July 31, 1999 to 41.7% for the three months ended July 31, 2000. Gross profit for services increased 21.8% from $20.5 million for the three months ended July 31, 1999 to $25.0 million for the three months ended July 31, 2000. Gross profit for products decreased 8.8% from $2.6 million for the three months ended July 31, 1999 to $0.3 million for the three months to July 31, 2000. This decrease was due to the sale of the "Hammer" product business.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $25.7 million, an increase of $7.5 million, or 40.8% compared to $18.2 million for the three months ended July 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 42.4% from 31.3% in the three months ended July 31, 2000. Selling general and administrative expenses increased primarily as a result of a growth in infrastructure necessary to support the expansion of the Company's businesses and the cessation of restructuring and reorganization plans pending the outcome of the NCR merger talks..

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended July 31, 2000 was $2.3 million, an increase of $1.1 million, or 91.67% compared to $1.2 million for the three months ended July 31, 1999. This increase arose principally from the acquisitions of CVSI and SIL. Depreciation was $824,000, an increase of $420,000 or 105.0%, from $404,000 for the prior period. Amortization of goodwill from acquisitions was $1,476,00, an increase of $678,000, or 84.96%, from $798,000 for the prior period. An amortization period of between five and fifteen years is utilized with respect to acquisitions.

REORGANIZATION AND RESTRUCTURING

         In our press release of March 29, 2000, we stated that we would expect to take up to $15.0 million in charges within the first half of 2001. During the first half of 2001, we have taken $6.5 million as part of the restructuring and reorganization. $3.0 million of this charge relates to severance and termination costs with regards to involuntary termination of employees and $3.5 million relates to the lease termination and costs associated with the vacating of duplicate leased premises. During the second quarter, the Company entered into negotiations with NCR regarding a proposed merger. Pending the outcome of these talks, the restructuring and reorganization plans were stopped.

         During the quarter ended July 31, 2000, the Company released a provision of $2,424,000 with regards to a property it had made a provision for in the fiscal year 2000. It had been the belief that this property would be vacant through the remainder of the lease. However, a sub-let was initiated on the 30th July for 50% of the property at the same level of rent as the Company is being charged. This sub-let is for the remaining duration of the lease.

EARNINGS BEFORE INTEREST AND INCOME TAXES

         Earnings before interest and income taxes ("EBIT") for the three months ended July 31, 2000 was a loss of $2.2 million, a decrease of $5.7 million, or 160.0%, as compared to $3.6 million for the three months ended July 31, 1999. As a percentage of revenues, income before interest expense and income taxes decreased to 3.56% in the three months ended July 31, 2000 as compared to 6.2% for the three months ended July 31, 1999.

INTEREST

         Interest expense for the three months ended July 31, 2000 was $456,000, an increase of $210,000 or 85.4% compared to $246,000 for the three months ended July 31, 1999, arising from higher utilization of bank lines of credit during the period. Interest income decreased from $220,000 for the three months ended July 31, 1999 to $120,000 a decrease of $100,000, arising from lower cash balances on hand during the quarter.

SIX MONTHS ENDED JULY 31, 2000 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1999

REVENUES

         Revenues for the six months ended July 31, 2000 were $118.8 million, an increase of $3.1 million, or approximately 2.7% compared to $115.6 million for the six months ended July 31, 1999. This increase arose principally from the acquisitions of CVSI and SIL. Revenues from services were $112.4 million, or 94.5% of the total revenue, with revenues from the supply of products at $6.4 million, or 5.4% of the total revenues. In the comparable period of the prior year, Service revenues were 67.1% of the total revenues and supply of products were 32.9% of the total revenues.

         In the six months the acquisition of CVSI and SIL contributed $35.1 million and $10.0 million of services, respectively. Our UK products business "Hammer", which was sold in the last quarter of fiscal 2000, contributed $28.9 million of product in the six months to July 31, 1999 and $0 in the six months to July 31, 2000.

GROSS PROFIT

         Gross profit for the six months ended July 31, 2000 was $50.3 million, an increase of $4.6 million, or 10.1% compared to $45.7 million for the six months ended July 31, 1999. This increase arose principally from the acquisitions in fiscal 1999. Gross margin increased to 42.3% for the six months ended July 31, 2000 from 39.5% for the six month period to July 31, 1999. Gross profit for services increased 22.9% from $40.5 million for the six months ended July 31, 1999 to $49.7 million for the six months to July 31, 2000. Gross profit for products decreased 88.8% from $5.2 million for the six months ended July 31, 1999 to $0.6 million for the six months ended July 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $47.2 million, an increase of $10.9 million, or 30.1% compared to $36.2 million for the six months ended July 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 39.8% from 31.4% in the six months ended July 31, 1999. Selling general and administrative expenses increased primarily as a result of the acquisitions in 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the six months ended July 31, 2000 was $4.6 million, an increase of $2.2 million or 91.7% compared to $2.4 million for the six months ended July 31, 1999. This increase arose principally from the acquisitions of CVSI and SIL in fiscal 2000. Depreciation was $1,705, an increase of $867 or 103.5%, from $838,000 for the prior period. Amortization of goodwill from acquisitions was $2,907,000, an increase of $1,349,000, or 86.6%, from $1,558,000 for the comparable period. An amortization period of between five and fifteen years is utilized with respect to acquisitions.

EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES

         Earnings before interest expense and income taxes ("EBIT") for the six months ended July 31, 2000 was $(6.5) million, a decrease of $13.5 million, or (91.9)%, as compared to $7.0 million for the six months ended July 31, 1999. As a percentage of revenues, EBIT decreased to (5.43)% in the six months ended July 31, 2000 as compared to 6.1% for the six months ended July 31, 1999.

INTEREST

         Interest expense for the six months ended July 31, 2000 was $1,169,000, an increase of $701,000 or 49.8% compared to $468,000 for the six months ended July 31, 1999, arising from higher utilization of bank lines of credit during the period. Interest income decreased from $484,000 for the six months ended July 31, 1999 to $383,000 arising from lower cash balances on hand during the period.

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

         As of July 31, 2000, the Company had lines of credit with UK, French, Italian, Japanese, Dutch and Belgian banks in the aggregate amount of L12.5 million. As of July 31, 2000 $7.2 million was outstanding.

         In November 1999, we borrowed $25.0 million to assist us in the purchase of CVSI. This money was borrowed from a UK Bank at an average rate of 7.62% interest. Capital repayments of $2.5 million, plus any accrued interest, are to be made at 6 month intervals starting March 31, 2000. The first repayment was made on March 31, 2000 as at July 31, 2000, $5.6 million (including $0.6 million interest) of this loan is recorded as a current liability with the remaining $17.5 million as a long-term debt.

         The outstanding credit facilities are secured by the assets of the Company and are periodically reviewed by the issuing institution. Management expects to be able to maintain these credit arrangements for the foreseeable future, although no assurance can be given.

         The Company's Italian subsidiary "Memorex" discounts invoices with various Italian banks. These amounts vary during the year and are subject to interest rates ranging from 4% to 8.5%. The amounts discounted are secured by the related receivables of "Memorex". At July 31, 2000, $4.4 million under these agreements were outstanding.

         The Company's working capital decreased from $7.1 million surplus at January 31, 2000 to a surplus of $3.2 million at July 31, 2000.

         Net cash used by operating activities during the six months ended July 31, 2000 was $15.7 million, which reflected the net effect of a decrease in net accounts payable, and deferred revenues and an increase in accounts receivable. Net cash used by investing activities was $1.4 million, for the six months ended July 31, 2000, primarily reflecting cash used for the purchase of equipment. Net cash provided by financing activities was $3.9 million for the six months ended July 31, 2000, resulting primarily from increase of bank lines of credit and payments of outstanding obligations and the receipts from stock options which were exercised during the period.

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

September 9, 2000                              4FRONT TECHNOLOGIES, INC.

                                               By: /s/ Stephen McDonnell
                                               -------------------------

                                               Stephen McDonnell
                                               Chief Financial Officer